Form 10-Q
period 1996-03-31
INTERVISUAL BOOKS INC /CA
filed 1996-05-14
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

/ /      TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the transition period __________ to ___________.

                         Commission File Number: 1-10916

                             INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

             California                                      95-2929217
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

2850 Ocean Park Boulevard, Suite 225

Santa Monica, California                                    90405
- - -----------------------------------------------             --------
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:   (310)  396-8708
- - -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---    ---

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of March 31, 1996, there were 4,782,798 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                      Page
         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1996, and December 31, 1995               1

                  Statements of Operations - Three months ended March 31, 1996
                  and 1995                                                             2

                  Statements of Cash Flows - Three months ended March 31,
                  1996 and 1995                                                        3

                  Notes to Consolidated Financial  Statements - March 31, 1996         4

         Item 2.  Management's Discussion and Analysis of Financial Condition          5
                  and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                     7

SIGNATURES                                                                             7

                             INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)

ASSETS                                                    3/31/96          12/31/95
- - ------                                                    -------          --------
                                                        (unaudited)
Current Assets:
  Cash and cash equivalents                               $ 1,265          $   915
  Investment in marketable securities                       2,289            1,928
  Accounts receivable, less allowances
    of $174 and $158                                        3,742            6,941
  Inventories                                                 374              357
  Prepaid expenses                                            931              541
                                                          -------          -------
    Total Current Assets                                    8,601           10,682

Production costs, net of accumulated
  amortization $11,833 and $11,647                          3,228            3,139

Property and equipment, less accumulated
  depreciation                                                215              231
                                                          -------          -------
                                                          $12,044          $14,052
                                                          =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
  Accounts payable                                          3,631            5,030
  Accrued royalties                                           586              709
  Accrued expenses                                            114              198
  Income taxes payable                                         --               38
  Customer deposits                                            13               53
                                                          -------          -------
    Total Current Liabilities                               4,344            6,028

Deferred income taxes                                         466              466
                                                          -------          -------

     TOTAL LIABILITIES                                      4,810            6,494
                                                          -------          -------

Stockholders' Equity:
   Common stock, no par value; shares
     authorized 10,000,000, shares issued
     and outstanding 4,782,798 at March 31, 1996
     and December 31, 1995                                  4,044            4,044
   Additional paid in capital                                 209              209
   Retained earnings                                        2,981            3,305
                                                          -------          -------
     TOTAL STOCKHOLDERS' EQUITY                             7,234            7,558
                                                          -------          -------
                                                          $12,044          $14,052
                                                          =======          =======

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                                     Three Months Ended March 31,
                                                       1996               1995
                                                      -------           -------
Net Sales                                             $ 2,572           $ 3,127

Cost of Sales                                           1,961             2,403
                                                      -------           -------
  Gross Profit                                            611               724

Selling, General and Administrative Expenses            1,127             1,034
Interest Income, Net                                       26                32
                                                      -------           -------

Loss Before Taxes                                        (490)             (278)

Income Tax Benefit                                       (167)              (69)
                                                      -------           -------

Net Loss                                              $  (323)          $  (209)
                                                      =======           =======

Loss Per Share                                        $ (0.07)          $ (0.04)
                                                      =======           =======

Weighted Average Number of Common Shares
    and Equivalents Outstanding                         4,783             4,783
                                                      =======           =======

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                 Increase(Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                               Three Months Ended March 31,
(Unaudited)                                                       1996              1995
                                                                -------           -------
Cash flows from operating activities:
   Net loss                                                     $  (324)          $  (209)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
       Depreciation and amortization                                203               220
       Provision for losses on accounts receivable                   16                15
       Provision for abandoned titles                                10                11
       Increase (decrease) from changes in:
           Accounts receivable                                    3,183             1,342
           Inventories                                              (17)              (40)
           Prepaid expenses                                        (390)             (255)
           Accounts payable                                      (1,399)             (410)
           Accrued royalties                                       (123)             (152)
           Accrued expenses                                         (84)              (32)
           Income taxes payable                                     (38)             (201)
           Customer deposits                                        (40)              178
                                                                -------           -------
             Net cash provided by operating activities              997               467
                                                                -------           -------

Cash flows from investing activities:
   Purchase of marketable securities                               (361)               --
   Additions to property and equipment                               (1)               (7)
   Additions to leasehold improvements                               --                (2)
   Additions to production costs                                   (285)             (340)
                                                                -------           -------
             Net cash used in investing activities                 (647)             (349)
                                                                -------           -------

Net increase in cash and cash equivalents                           350               118

Cash and cash equivalents, beginning of period                      915             2,625
                                                                -------           -------

Cash and cash equivalents, end of period                        $ 1,265           $ 2,743
                                                                =======           =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Interest                                                    $    --           $    --
    Income taxes                                                $    55           $   227

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations and cash flows for the three month period ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for any other period or for the full year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Note 2 - Earnings Per Share

Earnings per share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, are not considered in the average number of shares since the effect would be anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1996 were $2,572,000 as compared to $3,127,000 for the comparable period of the prior year. The sales decrease for the three month period of $555,000 or 17.8% was comprised of a decrease of $361,000 in the sales of backlist titles and a decrease of $194,000 in the sales of new titles. Sales backlog at March 31, 1996 was $7,857,000 compared to $9,017,000 for the prior year. The decrease in sales can partially be attributed to the record number of shipments in December of 1995 providing virtually no carryover into the first quarter of 1996. Also the loss of Bedrock Press, a division of Turner Publishing, as a customer contributed to the decrease in sales as they provided over $600,000 in sales during the first quarter of 1995. Backlog is also behind prior year's figures because of the loss of business with Turner Publishing and the decline in the number of titles the Company is doing for Disney.

Gross profit margin for the three month period ended March 31, 1996 was 23.8% of sales as compared to 23.2% for the same period of 1995. Costs of sales consists primarily of manufacturing costs, book development amortization, and royalties. Manufacturing costs were $1,647,000 or 64% of sales for the three months ended March 31, 1996, compared to $2,073,000 or 66.3% of sales for the same period of 1995. Amortization was $186,000 or 7.2% of sales for the three months ended March 31, 1996, versus $198,000 or 6.3% of sales for the comparable period of 1995. Royalties for the first three months of 1996 were $103,000 or 4% of sales compared to $119,000 or 3.8% of sales for the same period of 1995. The increase in gross profit margin primarily resulted from the higher margins earned on shipments of mini-books in the first quarter of 1996 which was partially offset by the increases in amortization and royalties.

Selling, general and administrative expenses for the three month period ended March 31, 1996 increased to $1,127,000 or 43.8% of sales as compared to $1,034,000 or 33.1% of sales for the comparable period of the prior year, an increase of $93,000. These expenses comprised of personnel, selling and administrative are generally fixed and do not fluctuate with sales. Personnel expenses were $535,000 for the three month period ended March 31, 1996, as compared to $546,000 for the same period of 1995. This decrease of $11,000 was primarily attributable to the Company's measures taken in 1995 to reduce employees and related personnel expense partially offset by salary increases in the first quarter of 1996. Selling expenses were $139,000 for the three month period ended March 31, 1996, as compared to $193,000 for the same period of 1995. This decrease of $54,000 was primarily related to decreases in U.K. office, travel and sample expenses. The Company's administrative expenses were $452,000 for the three month period ended March 31, 1996, as compared to $294,000 for the same period of 1995. The increase was primarily comprised of acquisition expenses of $128,000, directors' expenses of $31,000 and office expenses of $21,000 partially offset by smaller decreases in several administrative expenses. The Company added four new outside directors in the first quarter of 1996 and also wrote off expenses incurred in the process of analyzing a prospective acquisition candidate. Office expenses were up primarily because of the Company's participation in a company workshop.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,265,000 at March 31, 1996 as compared to $2,743,000 at December 31, 1995. Net cash provided by operations was $967,000 as compared to $467,000 for the corresponding period of the previous year. The $530,000 increase was primarily attributable to a $3,183,000 reduction in accounts receivable partially offset by a decrease in accounts payable of $1,342,000 and net loss of $324,000. Net cash used in investing activities amounted to $647,000 as compared to $349,000 during the same period in 1995. Collections of accounts receivable were high in the first quarter of 1996 primarily because of the exceptionally high billings in the month of December 1995. The cash generated by these collections was the primary factor responsible for the increase in cash used in investing activities. Working capital at March 31, 1996 was $4,257,000 compared to $4,654,000 at December 31, 1995.

The Company has an obligation to fund the Hunt Group $400,000 in 1996. This obligation is being paid at the rate of $33,333 per month.

The Company has a $2,000,000 letter of credit line with City National Bank expiring May 31, 1996, which the Company expects will be renewed. The credit facility is available only for the issuance of letters of credit and as of March 31, 1996, the Company had $1,969,600 available under this letter of credit facility.

As of May 1, 1996, the Company did not have any commitments for any material capital expenditures for 1996 or beyond. Management of the Company believes that the existing levels of funds, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by item 601 of Regulation S-K
         27 Financial Data Schedule

(b)      Reports on Form 8-K
         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERVISUAL BOOKS, INC.

                                   BY:     /s/  Charles E. Gates              .
                                      ----------------------------------------
                                      Charles E. Gates
                                      President, Chief Executive Officer
                                        and Chief Financial Officer

                                   BY:     /s/  Gail A. Thornhill
                                      ----------------------------------------.
                                      Gail A. Thornhill
                                      Controller and Chief Accounting Officer

Date:  May 14, 1996