Form 10-Q
period 1996-06-30
INTERVISUAL BOOKS INC /CA
filed 1996-08-12
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

/ / TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period __________ to ___________.

                       Commission File Number:   1-10916

                            INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

         California                                       95-2929217
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

2850 Ocean Park Boulevard, Suite 225
Santa Monica, California                                 90405
- ------------------------------------                     -----------------
Address of principal executive offices                   Zip Code

Registrant's telephone number, including area code:   (310)  396-8708

- ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X         No
    --------        --------

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes              No
    --------        --------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of June 30, 1996, there were 4,782,798 shares of common stock outstanding.

                            INTERVISUAL BOOKS, INC.


                               TABLE OF CONTENTS
                               -----------------


PART I - FINANCIAL INFORMATION                                                                  Page
                                                                                                ----
         Item 1.  Financial Statements

                 Balance Sheets - June 30, 1996, and December 31, 1995                            1

                 Statements of Operations - Three months ended June 30, 1996
                 and 1995; Six months ended June 30, 1996 and 1995                                2

                 Statements of Cash Flows - Six months ended June 30,
                 1996 and 1995                                                                    3

                 Notes to Financial Statements - June 30, 1996                                    4

         Item 2.  Management's Discussion and Analysis of Financial Condition                     5
                  and Results of Operations

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                7

SIGNATURES                                                                                        7

                             INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)



        ASSETS                                                           6/30/96              12/31/95
- ----------------------                                                   -------              --------
                                                                      (Unaudited)
 Current Assets:
   Cash and cash equivalents                                             $ 1,346                $   915
   Investment in marketable securities                                     1,425                  1,928
   Accounts receivable, less allowances
     of $189 and $158                                                      4,798                  6,941
   Inventories                                                               387                    357
   Prepaid expenses                                                        1,054                    541
                                                                         -------                -------
     Total Current Assets                                                  9,010                 10,682

 Production costs, net of accumulated
     amortization $12,126 and $11,647                                      3,217                  3,139

 Property and equipment, less accumulated
   depreciation                                                              235                    231
                                                                         -------                -------
                                                                         $12,462                $14,052
                                                                         =======                =======

     LIABILITIES AND STOCKHOLDERS' EQUITY
- ----------------------------------------------
 Current Liabilities:
   Accounts payable                                                        3,618                  5,030
   Accrued royalties                                                         748                    709
   Accrued expenses                                                          140                    198
   Income taxes payable                                                        -                     38
   Customer deposits                                                         335                     53
                                                                         -------                -------
     Total Current Liabilities                                             4,841                  6,028

 Deferred income taxes                                                       466                    466
                                                                         -------                -------
      TOTAL LIABILITIES                                                    5,307                  6,494
                                                                         -------                -------
 Stockholders' Equity:
    Common stock, no par value; shares
      authorized 10,000,000, shares issued
      and outstanding 4,782,798 at June 30, 1996
      and December 31, 1995                                                4,044                  4,044
    Additional paid in capital                                               209                    209
    Retained earnings                                                      2,902                  3,305
                                                                         -------                -------
      TOTAL STOCKHOLDERS' EQUITY                                           7,155                  7,558
                                                                         -------                -------
                                                                         $12,462                $14,052
                                                                         =======                =======

See accompanying notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                                                            Quarter Ended June 30,               Six Months ended June 30,
                                                             1996               1995               1996               1995
                                                           ------             ------             ------             ------
 Net Sales                                                 $4,055             $5,041             $6,627             $8,169

 Cost of Sales                                              3,143              3,999              5,104              6,403
                                                           ------             ------             ------             ------
   Gross Profit                                               912              1,042              1,523              1,766

 Selling, General and Administrative Expenses               1,063              1,053              2,190              2,087
 Interest Income, Net                                          31                 22                 57                 54
                                                           ------             ------             ------             ------

 Income (Loss) Before Taxes                                  (120)                11               (610)              (267)

 Income Tax (Benefit)                                         (41)                 4               (207)               (65)
                                                           ------             ------             ------             ------
 Net Income (Loss)                                         $  (79)            $    7             $ (403)            $ (202)
                                                           ======             ======             ======             ======

 Loss Per Share                                            $(0.01)            $ 0.00             $(0.08)            $(0.04)
                                                           ======             ======             ======             ======

 Weighted Average Number of Common
     Shares and Equivalents Outstanding                     4,783              5,008              4,783              4,783
                                                           ======             ======             ======             ======





 See accompanying notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase(Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                                        Six Months Ended June 30,
                                                                                         1996                 1995
                                                                                      -------              -------
                                                                                               (Unaudited)
 Cash flows from operating activities:
    Net loss                                                                          $  (403)             $  (202)
    Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Depreciation and amortization                                                     515                  619
        Provision for losses on accounts receivable                                        31                   30
        Provision for abandoned titles                                                     21                   21
        Increase (decrease) from changes in:
            Accounts receivable                                                         2,112                    1
            Inventories                                                                   (30)                 (47)
            Prepaid expenses                                                             (513)                (272)
            Accounts payable                                                           (1,412)                 693
            Accrued royalties                                                              39                   40
            Accrued expenses                                                              (58)                 (32)
            Income taxes payable                                                          (38)                (201)
            Customer deposits                                                             282                   83
                                                                                      -------              -------
              Net cash provided by operating activities                                   546                  733
                                                                                      -------              -------
 Cash flows from investing activities:
    Purchase (sale) of marketable securities                                              503                 (992)
    Additions to property and equipment                                                   (40)                 (13)
    Additions to leasehold improvements                                                     -                   (2)
    Additions to production costs                                                        (578)                (680)
                                                                                      -------              -------
              Net cash used in investing activities                                      (115)              (1,687)
                                                                                      -------              -------
 Net increase in cash and cash equivalents                                                431                 (954)

 Cash and cash equivalents, beginning of period                                           915                2,625
                                                                                      -------              -------
 Cash and cash equivalents, end of period                                             $ 1,346              $ 1,671
                                                                                      =======              =======

 Supplemental disclosures of cash flow information:
 Cash paid during the period for:

     Interest                                                                         $     -              $     -
     Income taxes                                                                     $    56              $   227

See accompanying notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (unaudited)

Note 1 - Statement of Information Furnished
- -------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Earnings Per Share
- ---------------------------

Earnings per common share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, for the three and six month periods ended June 30, 1996, are not considered in the average number of shares as their inclusion would be anti-dilutive.

Note 3 - Letter of Credit Facility
- ----------------------------------

In June 1996 the Company renewed its $2,000,000 letter of credit facility with a bank which expires May 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
Results of Operations
- ---------------------

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 1996, were $4,055,000 and $6,627,000, respectively, as compared to $5,041,000 and
$8,169,000 for the corresponding periods of the preceding year. The sales decrease for the three month period of $986,000 was comprised of a decrease of $1,077,000 in the sales of backlist titles and an increase of $91,000 in the sales of new titles. The sales decrease for the six month period of $1,542,000 included a decrease of $1,439,000 in the sales of backlist titles and a decrease of $103,000 in the sales of new titles. Sales backlog at June 30, 1996, was $7,618,000 compared to $7,067,000 for the preceding year. Most of the decrease in sales can be attributed to reduced backlist sales from foreign customers. Publishers continue to be conservative worldwide and are either declining new titles or ordering significantly smaller intial print runs. Foreign sales accounted for 35% of the Company's net sales for the three and six month periods ended June 30, 1996, as compared to 46% and 41% of sales for the comparable periods of the preceding year.

Gross profit margin for the three and six month periods ended June 30, 1996, was 22.5% and 23.0%, respectively, as compared to 20.7% and 21.6% for the corresponding periods of 1995. Cost of sales consists primarily of manufacturing costs, book development amortization and royalties.
Manufacturing costs for the three and six month periods were $2,663,000, or 65.7% of sales, and $4,311,000 or 65.1% of sales, respectively, as compared to $3,407,000, or 67.6% of sales, and $5,480,000,or 67.1% of sales, in 1995, a decrease of 1.9% of sales for the quarter and 2.0% for the six month period. Amortization for the three and six months ended June 30, 1996, was $293,000 and $479,000, respectively, compared to $376,000 and $574,000 in 1995, resulting in an insignificant change as a percent of sales for either period. Royalties for the three and six months ended June 30, 1996, were $162,000 and 265,000 or 4% of sales for both periods, respectively, as compared to $192,000 and 310,000 or 3.8% of sales for the same periods of 1995. The improvement in gross profit margin resulted from higher margins on mini-book sales in the first six months plus an easing of paper prices partially offset by small increases in amortization and royalties as a percent of sales.

Selling, general and administrative expenses for the three and six month periods ended June 30, 1996, increased to $1,063,000 and $2,190,000, respectively, as compared to $1,053,000 and $2,087,000 for the corresponding periods of 1995. This represents increases of $10,000 and $103,000 for the three and six month periods, respectively. These expenses comprised of personnel, selling and administrative are generally fixed and do not fluctuate with sales. Personnel expenses were $527,000 and $1,063,000, respectively, for the three month and six month periods ended June 30, 1996, as compared to $552,000 and $1,098,000 for the corresponding periods of 1995. Declines of $25,000 and $35,000 for the three and six month periods were primarily attributable to the Company's measures taken in 1995 to reduce employees and related personnel expense partially offset by salary increases in the first quarter of 1996. Selling expenses were $230,000 and $369,000, respectively, for the three and six month periods ended June 30, 1996, compared to $238,000 and $432,000 for the same periods in 1995. Selling expenses were down $8,000 and $63,000 for the three and six month periods of 1996 which included decreases in delivery, sample expenses, and U.K. office expense partially offset by increases in travel and show expenses. Administrative expenses were $306,000 and $758,000, respectively, for the three month and six month periods compared to $263,000 and $557,000 for the same periods of 1995. Administrative expenses were up $43,000 and $201,000, respectively, for the three and six month periods. The increase for the three and six months is primarily related to increases in acquisition expenses, office expenses, and directors' expenses. Included in the six month increase is $128,000 for acquisition expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,346,000 at June 30, 1996, as compared to $915,000 at December 31, 1995. Net cash provided by operating activities was $546,000 as compared to $733,000 for the corresponding period of the previous year. The $187,000 decrease was primarily attributable to a decrease of $2,112,000 in accounts receivable partially offset by a decrease of $1,412,000 in accounts payable and a net loss of $403,000 resulting from decreased sales for the six month period and improved collections of the outstanding
receivables.   Net cash used in investing activities amounted to $115,000 as compared to $1,687,000 during the same period in 1995. The decrease in sales for the six months as compared to the prior year produced less excess cash for investing. Additionally, in 1995, the Company invested in municipal bonds to replace maturing treasury bills which were classified as cash. This change was evidenced by the decrease in cash of $992,000 in 1995. Working capital at June 30, 1996 was $4,169,000 as compared to $4,654,000 at December 31, 1995.

Under a letter agreement, the Company has an obligation to fund the Hunt Group $400,000 in 1996. This obligation is being paid at the rate of $33,333 per month.

In June 1996 the Company renewed its $2,000,000 letter of credit line with City National Bank which expires on May 31, 1997. The letter of credit facility is available only for the issuance of letters of credit and as of June 30, 1996, the Company had $1,942,000 available under this letter of credit facility.

As of August 1, 1996, the Company did not have any commitments for any material capital expenditures for 1996 or beyond. Management believes that the existing levels of funds, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)      Exhibits required by Item 601 of Regulation S-K
         10.1 Third Amendment to the Credit Agreement between Intervisual Books, Inc. and City National Bank

         27.     Financial Data Schedule

(b)      Reports on Form 8-K
         None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERVISUAL BOOKS, INC.



                                        BY:     /s/  Charles E. Gates
                                            ----------------------------------
                                            Charles E. Gates
                                            President, Chief Executive Officer
                                                 and Chief Financial Officer




                                        BY:    /s/  Gail A. Thornhill
                                            ----------------------------------
                                            Gail A. Thornhill
                                            Controller and Chief Accounting
                                            Officer



Date:  August 12, 1996