Form 10-K
period 1996-12-31
INTERVISUAL BOOKS INC /CA
filed 1997-03-31
CIK 879813

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-10916

                            INTERVISUAL BOOKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    95-2929217
   (STATE OF INCORPORATION OR ORGANIZATION)             (I.R.S. EMPLOYER I.D. NO.)

    2716 OCEAN PARK BOULEVARD, SUITE 2020
           SANTA MONICA, CALIFORNIA                               90405
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 396-8708
                            ------------------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 28, 1997, was approximately $3,349,935. The aggregate market value was based on the closing price of the common stock as quoted by The Nasdaq National Market System on such date.

                 Number of shares outstanding of common stock:
                   4,782,798 shares as of February 28, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE
================================================================================

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE FACTORS SET FORTH IN OR IMPLIED BY THE STATEMENTS CONTAINED IN THIS REPORT.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     Intervisual Books, Inc. (the "Company") was incorporated in California in 1975. The Company is engaged in the business of creating and producing a diversified line of pop-up, dimensional novelty books, which they sell to domestic and international publishers. To a lesser extent, the Company also produces pop-up and dimensional game boards and playsets, as well as cloth books.

     The Company develops its own books and generally grants the exclusive publishing rights to one publisher in each country. It also develops books in partnership with the publisher to produce pop-up versions of existing titles owned by the publishers, including the works of key artists or writers controlled by the publisher. In substantially all cases, the Company retains the exclusive right to produce these books.

     The Company's creative department includes book designers, writers, and highly trained and specialized "paper engineers" who conceive and design the books and other products at the Company's offices in Santa Monica, California. The books, most of which require printing and labor-intensive hand-assembly are manufactured for the Company on a subcontracted basis by printers in Colombia, Singapore, Thailand, China and Hong Kong. In 1996, the Company's customers included 119 publishers in 28 countries. The Company enters into agreements with publishers to create and produce books and derives substantially all of its revenues from the unit price charged to the publisher for the product created.

     The Company endeavors to combine the finest of children's contemporary book illustration with high quality color printing and paper engineering which achieves dramatic paper-folding effects. The Company's products incorporate dimensional and movable features where illustrations come to life through multiple movements activated by pull tabs and turning wheels. Pop-up paper scenes are created when printed paper pieces are glued onto a page in such a way that when the pages are opened, a complex three-dimensional model erects itself. The model then folds itself neatly away when the page is turned or the book is closed. The Company also incorporates electronic audio and musical chips and lights into some of its works.

PUBLISHING AGREEMENTS

     Approximately 60% of the books produced by the Company are conceived and developed by the Company's creative department and offered to publishers in each country on an exclusive basis. After the Company conceives an idea and makes a dummy book, key publishers are consulted to determine if they have an interest in publishing and marketing the book. In such cases, the Company and publisher sign an agreement which stipulates that the publisher will purchase a specified quantity of their edition for the right to control distribution and set pricing to sell the book.

     In addition, the publishing agreement allows the Company, on most titles, to recapture publishing rights if the publisher does not continue to reorder books. Normally the Company is also given the exclusive right in perpetuity to produce all future print orders of book titles.

     The Company often contracts with publishers to produce and market internationally a pop-up version of a classic title owned by the publisher. In such cases, the Company enters into a co-publishing agreement which requires the Company to provide, at its expense, paper engineering, dimensional design, art production and color separations. The publisher, who has contracted to order a set number of books, provides the funds which enable the Company to guarantee the quality of the final printing, hand assembly and binding of the book. The agreement also provides that the Company receives the right to sell the books in all world markets. In most cases, a royalty is paid to the co-publishing partner for all international sales.

     The Company does not normally incur the expense of final printing and assembly of books without firm publishers' orders in hand. Approximately half of the Company's revenues are derived from such co-editions and the Company has co-published approximately 400 book titles in association with major U.S. or international publishers.

     Most of the co-published works are authored and/or illustrated by top international children's book authors and illustrators under contract with the publisher or are recognized classics still in copyright with the publisher. Examples of these books include: Peter Rabbit by Beatrix Potter, Winnie-the-Pooh by A. A. Milne, Good Night Moon Room by Margaret Wise Brown and The Little Engine That Could by Watty Piper. Because of the Company's reputation, prominent authors and/or illustrators have been attracted to produce their books with the Company. The Company has produced works authored and/or illustrated by Tomie DePaola, Jan Pienkowski, Tasha Tudor, Eric Carle, David Carter, Babette Cole, Mary Engelbreit, Jane Hissey, Mick Inkpen, Kees Moerbeek, and others.

CUSTOMERS

     In 1996 and 1995, approximately 60% and 48%, respectively, of the Company's books were sold in the United States; the balance of its sales are international co-editions sold primarily in the United Kingdom, Japan, France, and Italy.

     In 1996, the Company sold books to 119 different publishers in 28 countries. The Company has 27 publisher customers from 10 countries who have been buying continuously from the Company for an average of 18 years.

     Sales from 16 different imprints of the four major U.S. publishing groups; the Disney Company, The Penguin Group, Simon & Schuster, The Putnam Grosset Publishing Group, and from Dainippon Kaiga Co. of Japan have been the source of 41% of the Company's revenues during the last three years. In 1996, these five publishers represented 52% of total sales. Simon & Schuster and The Penguin Group each represented over 10% of the Company's total sales in 1996.

     Foreign sales accounted for 40%, 52%, and 45%, respectively, of the Company's net sales for the years ended December 31, 1996, 1995 and 1994. The Company sells in U.S. dollars to all customers and, accordingly, currency fluctuations which increase the price of the Company's products to its foreign customers can adversely impact the level of the Company's export sales from time to time. The Company's 1996 international sales were adversely impacted by the strong U.S. dollar, which increased the cost of the Company' s books from 5% to 15% for the Company's major publishers in Japan, France, Spain, Germany, Italy and Scandinavia. The following table breaks down revenues attributed to export sales in the geographic areas indicated as well as each area's percent of total sales:

                 EXPORT SALES AS A PERCENTAGE OF TOTAL REVENUES
                                (000'S OMITTED)

GEOGRAPHIC AREA      1996      %       1995      %       1994      %
---------------     ------    ----    ------    ----    ------    ----
Europe               4,767      28     6,745      34     6,097      33
Asia                 1,266       8     2,282      12     1,352       7
Other                  622       4     1,164       6       910       5

     Because all sales are generated through our U.S. headquarters, the Company does not distinguish operating profit or loss between U.S. sales and foreign sales. The Company has no identifiable assets attributable to foreign sales.

TYPES OF BOOKS

     Although the Company has produced pop-up versions of many popular children's books, such as Madeline, Good Night Moon Room, Paddington, Clifford, Tales of Peter Rabbit, and fairy tale classics, approximately half of the Company's books are non-fiction educational books. The Human Body, a book with anatomical pop-ups, and a series of "Learn About" books, which teach children about such things as colors, shapes, sizes, numbers, etc. and were translated into 13 languages are examples of such educational books. The Company publishes several pop-up books by Jan Pienkowski including Haunted House which is probably the world's best selling pop-up book with over 1,150,000 copies in print.

     The Company has produced "electronic" books with micro-chip components that play the music to songs such as Twinkle, Twinkle Little Star, Happy Birthday, Silent Night, Jingle Bells, Lullaby and Goodnight, etc.; as well as other books which have electronic sounds such as those created by a car horn, telephone, doorbell, and a toilet flushing. To date, approximately 3,000,000 copies of electronic books have been sold by the Company.

     The Company introduced a new line of adult gift pop-up and novelty books in 1994. To date, 32 titles have been produced in this category and the Company intends to continue developing such titles for the adult gift trade.

MARKETING AND DIRECT DISTRIBUTION

     The Company's primary marketing activities take place with the presentation of its pop-up books at the International Children's Book Fair in Bologna, Italy, each April and at the Frankfurt International Book Fair in Germany each October. The Company also attends the American Booksellers' Fair held in Chicago each June. The sales executives of the Company also market its products by calling directly on the major publishers, both in the United States and internationally. In 1996, the Company introduced a total of 66 new titles, with first run printing averaging 55,000 copies per title.

     In 1995, the Company entered into a joint venture with Random House to produce mass market novelty books. In this case the Company will not realize a profit until all development and distribution costs have been recovered. The Company also entered into a distribution agreement with Andrews & McMeel, a Kansas City publisher. Under this arrangement, the Company owns inventory and books a profit on sales after deducting manufacturing and distribution costs. The Company is currently renegotiating the distribution deal with Andrews & McMeel with the intention of increasing the number of reverted backlist titles for distribution.

     The Company's products are sold by its publishers through established retail book distribution channels. Although in some cases the Company retains direct marketing rights, in the past the Company has not normally engaged in direct retailing of the books it produces.

SEASONALITY OF BUSINESS

     The Company's business is seasonal, as is the publishing business as a whole, with the major volume of sales occurring in the last six months of the year. This is due primarily to the increase in retail sales during the "back-to-school" season, Thanksgiving, and Christmas holidays. It is not unusual for the Company's sales volume in the last half of the year to exceed by 50% or more its sales volume for the first six months of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

     The Company operates in the highly competitive book selling industry and the Company's products compete generally with the entire publishing industry to attract retail buyers. Pop-up and novelty books represent a relatively small percentage of total U.S. retail sales of juvenile hardcover books. Sales volume achieved by the average pop-up book title generally exceeds that of non-pop-up titles. While the Company believes it is currently the largest pop-up packager in the world, it realizes that other pop-up packagers have established a competitive presence in the United States and the United Kingdom.

     The Company estimates that there are currently approximately eight companies who compete with the Company as pop-up packagers of quality pop-up and labor intensive novelty books. The Company's direct competitors in the United States include Ottenheimer, Joshua Morris, Compass Productions, and White Heat. The other principal competitors are located in the United Kingdom.

BACKLIST

     In the calendar year after a new book has been shipped, the book is classified as a "backlist" title. Sales from the backlist are a significant indicator of the strength of a publisher or book packager. In 1996, 1995 and 1994, approximately 55%, 52%, and 39%, respectively, of the Company's sales were derived from the Company's backlist. As of the date of this Report, the Company has approximately 1,100 backlist titles with 350 titles on its "active" backlist (titles for which the Company has received orders within the last 24 months or which are anticipated to have future commercial value).

PAPER ENGINEERS

     Management believes its pool of paper engineers is the most experienced in the world. In the creation of pop-up books, the paper engineer has the responsibility to design dramatic pop-up effects which are sturdy and durable, yet can be hand-assembled with ease and at a reasonable cost. Paper engineering is a skill rarely taught in schools; it is usually learned by doing. The Company employs 6 paper engineers.

PRINTERS

     The Company does not engage in any of its own printing, binding, hand-assembly, manufacturing, or shipping, but contracts such services from independent suppliers. The Company primarily utilizes printers in Colombia, Singapore, Hong Kong, China and Thailand to perform the printing, hand-assembly, binding, and shipping of its products. The Company supplies its printers with color separated printing films and, for certain projects, components are procured by the Company and provided to the printer to complete assembly.

     Because pop-up books are usually printed on 10 and 12 point board stock, not paper, the production operations required for pop-up books demand that the printers have top-quality die cutting, printing, box making, and packaging capabilities. The hand-assembly of the bits and pieces of the movable parts of the books requires skilled labor similar to the level required to assemble precision electronic products and cannot be automated. Workers must apply the right amount of glue and assemble the parts together properly to enable the moving parts to function perfectly; one failed glue point could be the cause for book rejection.

     Carvajal, one of the Company's primary producers, is located in Colombia and is a major international printer. Carvajal operates two hand-assembly plants, one in Colombia and the other in Ecuador, and produced 39% of the Company's product in 1996. Tien Wah Press maintains its printing facilities in Singapore and its hand-assembly plants in Malaysia and Indonesia. In 1996, the Company produced 19% of its product at Tien Wah Press. Hua Yang Printing, located in Hong Kong maintains its hand-assembly plant in China and was responsible for 39% of the Company's production in 1996. Production on the Company's cloth book line was handled by Pal-Up with silk screening, embroidery and hand assembly in China. The balance of the Company's 1996 production was handled by Sirivatana in Thailand, New Island Printing and Winner Offset Printing both located in Hong Kong with hand assembly plants in China.

     The Company has no long-term contracts with its printers but enters into contracts on an order-by-order basis. The Company has been working with Carvajal and Tien Wah Press for over 20 years and with Hua Yang Printing for nearly 10 years. The Company has not experienced any material difficulties in manufacturing its products or achieving acceptable levels of quality control through these printers and believes its relationships with them to be excellent.

BACKLOG

     The Company's backlog consists of anticipated revenues from sales of books for which the Company has confirmed orders which have not yet been manufactured and shipped. The backlog at December 31, 1996, was $4,100,000 compared to $4,500,000 at December 31, 1995. The backlog at December 31, 1996 consisted of confirmed orders for delivery in 1997. The Company believes that backlog as of any date is not necessarily indicative of future revenues.

EMPLOYEES

     As of March 26, 1997, the Company had 37 full-time employees and 2 part-time employees. These employees include members of the administrative, creative, production and marketing departments. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations to be good. The Company also contracts with people on an independent contractor basis, particularly in the performance of such functions as graphic design, finished art, art production, and specialized writing.

ITEM 2. PROPERTIES

     The Company's approximately 11,600 square foot executive offices are located in Santa Monica, California. The lease rate is approximately $17,600 per month for the first 30 months and then increases to $18,500 for the remainder of the five year lease and is subject to adjustment only for increases in annual operating expenses and taxes. The lease expires on January 31, 2002, subject to an option to extend for an additional five years at an adjusted rental based on 95% of the prevailing rates for comparable space.

     The Company believes that its physical properties are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

     As of the date hereof, there are no material legal proceedings either pending or threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

  Executive Officers of the Registrant

     Information regarding the Company's executive officers is found in Part III, Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT of this Annual Report on Form 10-K.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq National Market System under the symbol "IVBK." The following table sets forth the high and low quotations from The Nasdaq National Market System for the Company's common stock for the periods indicated. Quotations do not include retail markups, markdowns or commissions.

                               COMMON STOCK PRICE

                                                        HIGH        LOW
                                                        ----        ----
        First Quarter -- 1995......................    2 1/2        1  3/4
        Second Quarter -- 1995.....................    2 7/8        1 15/16
        Third Quarter -- 1995......................    3 1/4        1  3/4
        Fourth Quarter -- 1995.....................    3 1/4        2  1/8
        First Quarter -- 1996......................    2 5/8        2
        Second Quarter -- 1996.....................    2 9/16       2  1/4
        Third Quarter -- 1996......................    2 3/8        1 15/16
        Fourth Quarter -- 1996.....................    2              29/32
        First Quarter -- 1997
          (Through March 14).......................    1 3/4        1 1/8

     The number of record holders of the Company's common stock as of February 28, 1997, was 203, several of which represent "street accounts" of securities brokers. The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain financial data for the Company for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992 which should be read in conjunction with the Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

                            SELECTED FINANCIAL DATA

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
STATEMENTS OF OPERATIONS DATA:
Net sales.......................  $16,766,292   $19,494,405   $18,730,486   $21,666,204   $21,233,734
Cost of sales...................   12,984,796    14,897,013    13,788,428    15,499,529    15,541,834
                                  ------------  ------------  ------------  ------------  ------------
Gross profit....................    3,781,496     4,597,392     4,942,058     6,166,675     5,691,900
Selling, general, and
  administrative expenses.......    4,853,875     4,069,555     4,449,998     4,615,171     3,851,882
Non-cash stock compensation
  expense.......................            0             0             0       209,250             0
                                  ------------  ------------  ------------  ------------  ------------
Income (loss) from operations...   (1,072,379)      527,837       492,060     1,342,254     1,840,018
Interest income.................      109,627       127,837        97,140        81,610       116,428
Other income....................        2,510       100,705         5,328         2,654        52,834
                                  ------------  ------------  ------------  ------------  ------------
Income (loss) before income tax
  expense (benefit).............     (960,242)      756,379       594,528     1,426,518     2,009,280
Income tax expense (benefit)....     (416,000)      320,500       266,100       590,531       859,000
                                  ------------  ------------  ------------  ------------  ------------
  Net income (loss).............  $  (544,242)  $   435,879   $   328,428   $   835,987   $ 1,150,280
                                  ============  ============  ============  ============  ============
Earnings (loss) per share.......  $     (0.11)  $      0.09   $      0.07   $      0.16   $      0.22
                                  ============  ============  ============  ============  ============
Weighted average shares
  outstanding...................    4,782,798     5,009,872     5,030,583     5,213,799     5,246,554
                                  ============  ============  ============  ============  ============
Dividends on common stock.......           --            --            --            --            --
                                  ============  ============  ============  ============  ============

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
BALANCE SHEET DATA:
Total assets....................  $12,142,275   $14,051,513   $12,305,802   $12,180,943   $13,375,550
Total liabilities...............  $ 5,079,352   $ 6,493,400   $ 5,183,568   $ 5,387,137   $ 7,641,981
Working capital.................  $ 4,082,181   $ 4,654,387   $ 3,948,720   $ 4,039,061   $ 3,310,600
Shareholders' equity............  $ 7,062,923   $ 7,558,113   $ 7,122,234   $ 6,793,806   $ 5,733,569

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

GENERAL

     The Company's inventory consists of a small quantity of books for sales purposes, materials purchased for production and, in 1995 and 1996, finished books for a joint venture arrangement with Andrews & McMeel. The Company typically retains limited rights to publish the books it creates and the Company has the rights to publish approximately 1,100 books that are considered part of its "backlist" (titles that were originally manufactured in the previous year prior to a subsequent order by a publisher). Sales of titles from the Company's backlist accounted for approximately $9,204,000 or 55% in 1996, $10,066,000 or 52% of sales in 1995, and $7,305,000 or 39% of sales in 1994.

     Book development costs, which include amounts incurred for design, art, editorial services, paper engineering, cutting dies, and color separations, are generally capitalized and amortized over a five-year period. The development cycle for books, prior to first printing, is approximately one and a quarter years at which point amortization of costs begin. Items which have an anticipated sales life of one year are written off in the first year of sale. Book development costs, net of accumulated amortization were $3,014,000 at December 31, 1996, $3,139,000 at December 31, 1995, and $3,233,000 at December
31, 1994.

     The Company recognizes income upon shipment of books. Historically, the Company, which has a December 31 year-end, has recognized most of its revenues in the last six months of each year, resulting from year-end holiday season and spring season sales. The Company achieved approximately 60%, 58%, and 61%, respectively, of its total sales during the last six months of 1996, 1995, and 1994.

RESULTS OF OPERATIONS

     Comparison of the year ended December 31, 1996, to the year ended December 31, 1995. Net sales for the year ended December 31, 1996, were $16,766,000 as compared to $19,494,000 for the same period in 1995, a decrease of $2,728,000 or 14%. The sales decrease is attributable to decreases of $862,000 in the sales of backlist titles and $1,866,000 in the sales of new titles compared to the previous year. Foreign sales represented $6,655,000 or 40% of total sales in 1996 as compared to $10,191,000 or 52% of total sales in 1995, a drop of $3,536,000 while sales to U.S. publishers were $10,111,000 or 52% of total sales in 1996 as compared to $9,303,000 or 48% in 1995, an increase of $808,000.
Foreign sales were adversely affected by the strong U.S. dollar which increased the cost of the Company's books from 5% to 15% to our major publishers in Japan, France, Germany, Italy and Spain. Also there was a sales decline resulting from the reduction in the number of interactive books produced by the Company for Disney and its international licensees. Additionally, sales in the U.K. were substantially lower as a result of the elimination of the "net book agreement" which kept retailers from discounting causing some U.K. publishers to delay orders for new and backlist titles. Sales backlog at December 31, 1996 was $4,100,000 compared to $4,500,000 for the prior year.

     Gross profit margin for the year ended December 31, 1996, was 22.6% as compared to 23.6% in 1995. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $11,017,000 or 65.7% of sales for 1996 as compared to $12,899,000 or 66.2% of sales for 1995. The amortization of book development costs was $1,289,000 or 7.7% of sales for 1996 compared to $1,286,000 or 6.6% of sales for 1995. Royalties for the year ended December 31, 1996 were $679,000 or 4.1% of sales as compared to $712,000 or 3.7% of sales in 1995.

     Selling, general and administrative expenses for the year ended December 31, 1996 were $4,854,000 compared to $4,070,000 for the year ended December 31, 1995, an increase of $784,000 or 19.3%. Personnel expenses were $2,296,000 in 1996 as compared to $2,062,000 in 1995. The increase of $234,000 resulted primarily from the non-recurring severance arrangement with the Company's president and CEO who resigned in November, which was partially offset by decreases in salaries, employee benefits and 401(k) contributions. Selling expenses in 1996 were $734,000 versus $806,000 in 1995 for a decrease of $72,000 or 18.4%. The decrease is primarily attributable to decreases in delivery, U.K. office and travel expenses, marketing sample expenses and commissions partially offset by an increase in show expenses. Administrative expenses were $1,824,000 in 1996 as compared to $1,202,000 in 1995. The increase of $622,000 was non-recurring and primarily comprised of $232,000 for the extensive evaluation of two acquisition candidates which were rejected, $159,000 for additional legal expenses primarily related to the severance agreement with the Company's former president and CEO and $141,000 relating the Company's office move and accelerated write off of leasehold improvements at their previous location. There were also more moderate increases in office expense, directors' fees, and bad debt expense.

     Other income for the year ended December 31, 1996 was $2,500 as compared to $101,000 in the prior year. This was the result of an allocation and realization of deferred revenue of $100,000 in 1995 from the sale of the Company's advertising division in 1991. Interest income was $114,000 in 1996 as compared to $129,000 in 1995.

     The Company experienced a loss before income taxes for the year ended December 31, 1996 of $960,000 compared to income of $756,000 for the comparable period in 1995, a decrease of $1,716,000. The net loss in 1996 included an offsetting tax benefit of $416,000 as compared to a 1995 tax expense of $321,000.

     Comparison of the year ended December 31, 1995, to the year ended December 31, 1994. Net sales for the year ended December 31, 1995, were $19,494,000 as compared to $18,730,000 for the same period in 1994, an increase of $764,000 or 4.1%. The sales increase is attributable to an increase of $2,761,000 in the sales of backlist titles and a decrease of $1,997,000 in the sales of new titles compared to the previous year. Backlist titles increased due to a pent-up demand from the previous years when backlist titles only accounted for 39% in 1994 and 38% in 1993. New titles decreased as publishers reduced quantities of initial printings and became more selective when buying new titles. Sales backlog at December 31, 1995 was $4,500,000 compared to $5,500,000 for the prior year. Customers are increasingly late in confirming their orders, and the Company is trying to adapt by getting better turnaround times from its printers. At the end of the third quarter of 1995, sales were behind the previous year's by $857,000; but with record sales in excess of $4,000,000 in December and the ability to ship in a shorter time period, the Company managed to show an increase for the entire year.

     Manufacturing problems with the Company's line of cloth books in 1994 caused the Company to incur higher costs for repairs and shipping. In 1995, all of the books were repaired and shipped to the initial customers. There were some returns which the Company agreed to accept and credit. To offset these extra costs, the Company negotiated a settlement of $80,000 with the manufacturer. Although the resulting profit on this first shipment of cloth books was below the Company's usual levels, the Company has decided to continue to develop cloth books, and a second line was successfully shipped in 1995 with few problems. In 1995, sales of cloth books were less than 5% of total net sales.

     Gross profit margin for the year ended December 31, 1995, was 23.6% as compared to 26.4% in 1994. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. All three expense categories increased during 1995 which caused the decrease in gross profit margin. Manufacturing costs were $12,899,000 or 66.2% of sales for 1995 as compared to $12,241,000 or 65.4% of sales for 1994. The increase resulted from slightly higher prices from our printers which can be attributed to increased paper costs. The amortization of book development costs was $1,286,000 or 6.6% of sales for 1995 compared to $1,015,000 or 5.4% of sales for 1994. This is a result of increased development costs resulting from the Company's effort to develop more new titles. Royalties for the year ended December 31, 1995 were $712,000 or 3.6% of sales as compared to $533,000 or 2.9% of sales in 1994. This increase in royalty expense for 1995 is primarily attributable to a new arrangement with the Walt Disney Company whereby the Company is now required to pay royalties on foreign sales of its Disney titles.

     Selling, general and administrative expenses for the year ended December 31, 1995 were $4,070,000 compared to $4,450,000 for the year ended December 31, 1994, a decrease of $380,000 or 8.5%. These expenses comprised of personnel, selling and administrative are generally fixed and do not fluctuate with sales. Personnel expenses were $2,062,000 in 1995 as compared to $2,329,000 in 1994. The decrease of $267,000 is a result of personnel reductions instituted in the second quarter of 1995 partially offset by an increase in the amount paid to The Hunt Group to subsidize its operations, which payments were made under the Company's May 1994 arrangement with The Hunt Group. The payments to The Hunt Group in 1995 were $400,000 for a full 12 months as compared to $167,500 for 5 months in 1994. (See Note 12 to the Financial Statements.) Selling expenses in 1995 were $806,000 versus $954,000 in 1994 for a decrease of $148,000 or 18.4%.
The decrease is primarily attributable to decreases in delivery, U.K. office and travel expenses resulting from the closure of the Company' s London office in August 1995, and marketing sample expenses partially offset by an increase in the Company's write-off of advance royalties. Administrative expenses were $1,202,000 in 1995 as compared to $1,167,000 in 1994. The increase of $35,000 was primarily related to moderate increases in expenses, such as bad debt expense, board of directors' expenses, and donations which were offset by decreases in quarterly and annual report expenses and insurance costs.

     Other income for the year ended December 31, 1995 was $101,000 as compared to $5,000 in the prior year. This was the result of an allocation and realization of deferred revenue from the sale of the Company's advertising division in 1991. Interest income also increased in 1995 to $128,000 versus $97,000 in 1994, as a result of higher interest rates and an increase in cash for investing purposes.

     The Company experienced income before income taxes for the year ended December 31, 1995 of $757,000 compared to $595,000 for the comparable period in 1994, an increase of $162,000 or 27%. The effective tax rate was 42.3% for 1995 and 44.8% for 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations increased to $1,082,000 in 1996 compared to $727,000 in 1995. The $355,000 increase was primarily attributable to a $2,255,000 decrease in accounts receivable partially offset by a decrease in accounts payable of $1,405,000, and net loss of $544,000. Decreases in both accounts receivable and accounts payable resulted primarily from the $1,517,000 decline in sales for the fourth quarter of 1996 as compared to fourth quarter of 1995. Working capital at December 31, 1996 was $4,082,000 as compared to $4,654,000 at December 31, 1995.

     Net cash provided by operations decreased to $727,000 in 1995 compared to $2,416,000 in 1994. The $1,689,000 decrease was primarily attributable to a $2,304,000 increase in accounts receivable and a decrease in income taxes payable of $163,000, and net income of $436,000, partially offset by increases of $1,317,000 in accounts payable and $137,000 in royalties payable. Increases in both accounts receivable and accounts payable resulted primarily from the especially high sales in the month of December 1995 compared to December 1994. Working capital at December 31, 1995 was $4,654,000 as compared to $3,949,000 at December 31, 1994.

     Net cash used in investing activities amounted to $1,342,000 in 1996 as compared to $2,437,000 in 1995. Net purchases of investments in 1996 was $107,000 as compared to $1,228,000 in 1995. The net purchases decrease resulted from the Company's need to preserve cash for 1997 because of the net loss in 1996.

     Net cash used in investing activities amounted to $2,437,000 in 1995 as compared to $539,000 in 1994. In 1995, a greater percentage of the Company's cash was invested in marketable securities as opposed to 1994 when most of the excess cash was in money market accounts or treasury bills which were considered cash equivalents for financial statement purposes.

     There was no cash provided or used in financing activities during 1996 or 1995.

     The Company has a $2,000,000 letter of credit line with City National Bank expiring May 31, 1997, which the Company expects will be renewed. The credit facility is available only for the issuance of letters of credit and as of December 31, 1996, the Company had $1,819,000 available under this letter of credit facility.

     As of February 28, 1997, the Company did not have any commitments for any material capital expenditures for 1997 or beyond. Management of the Company believes that the existing levels of funds, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

     This Section and this entire Report on Form 10-K contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements prepared in accordance with Regulation S-X are set forth beginning at page 12 hereof.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Certified Public Accountants....................................   11
Balance Sheets as of December 31, 1996 and 1995.......................................   12
Statements of Operations for each of the Years ended December 31, 1996, 1995 and
  1994................................................................................   13
Statements of Stockholders' Equity for each of the Years Ended December 31, 1996, 1995
  and 1994............................................................................   14
Statements of Cash Flows for each of the Years Ended December 31, 1996, 1995 and
  1994................................................................................   15
Summary of Accounting Policies........................................................   16
Notes to Financial Statements.........................................................   18
Schedule II -- Valuation and Qualifying Accounts......................................   25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Intervisual Books, Inc.
Santa Monica, California

     We have audited the accompanying balance sheets of Intervisual Books, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intervisual Books, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO SEIDMAN, LLP

Los Angeles, California
February 21, 1997

                            INTERVISUAL BOOKS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                            DECEMBER 31,
                                                                    ----------------------------
                                                                        1996            1995
                                                                    ------------    ------------
CURRENT:
  Cash and cash equivalents.......................................  $    655,620    $    915,374
  Investment in marketable securities available for sale..........     2,034,984       1,927,658
  Accounts receivable, less allowance for possible losses of
     $161,000 and $158,000........................................     4,585,742       6,941,188
  Inventories.....................................................       654,197         356,559
  Prepaid expenses................................................       337,404          99,955
  Royalty advances................................................       491,736         421,274
  Royalty advances - related party (Note 12)......................       247,010          20,000
                                                                    ------------    ------------
          TOTAL CURRENT ASSETS....................................     9,006,693      10,682,008
PRODUCTION COSTS, net of accumulated amortization of $12,936,064
  and $11,647,134.................................................     3,013,773       3,138,737
PROPERTY AND EQUIPMENT, net (Note 1)..............................       121,809         230,768
                                                                    ------------    ------------
                                                                    $ 12,142,275    $ 14,051,513
                                                                    ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................  $  3,624,858    $  5,030,044
  Accrued royalties...............................................       775,134         709,021
  Accrued expenses................................................       453,309         197,544
  Income taxes payable (Note 5)...................................             -          38,070
  Customer deposits (Note 2)......................................        71,211          52,942
                                                                    ------------    ------------
          TOTAL CURRENT LIABILITIES...............................     4,924,512       6,027,621
DEFERRED INCOME TAXES (Note 5)....................................       154,840         465,779
                                                                    ------------    ------------
          TOTAL LIABILITIES.......................................     5,079,352       6,493,400
                                                                    ------------    ------------
COMMITMENTS (Notes 4 and 8)
STOCKHOLDERS' EQUITY (Notes 6 and 7):
  Common stock, no par, shares authorized 10,000,000; issued and
     outstanding 4,782,798........................................     4,044,266       4,044,266
  Additional paid-in capital......................................       258,302         209,250
  Retained earnings...............................................     2,760,355       3,304,597
                                                                    ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY..............................     7,062,923       7,558,113
                                                                    ------------    ------------
                                                                    $ 12,142,275    $ 14,051,513
                                                                    ============    ============

     See accompanying summary of accounting policies and notes to financial statements.

                            INTERVISUAL BOOKS, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
NET SALES (Note 9)..................................  $16,766,292     $19,494,405     $18,730,486
COST OF SALES (Note 10).............................   12,984,796      14,897,013      13,788,428
                                                      ------------    ------------    ------------
  Gross profit......................................    3,781,496       4,597,392       4,942,058
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Note
  12)...............................................    4,853,875       4,069,555       4,449,998
                                                      ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS.......................   (1,072,379)        527,837         492,060
INTEREST INCOME, NET................................      109,627         127,837          97,140
OTHER INCOME........................................        2,510         100,705           5,328
                                                      ------------    ------------    ------------
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)...     (960,242)        756,379         594,528
INCOME TAX EXPENSE (BENEFIT) (Note 5)...............     (416,000)        320,500         266,100
                                                      ------------    ------------    ------------
NET INCOME (LOSS)...................................  $  (544,242)    $   435,879     $   328,428
                                                      ============    ============    ============
EARNINGS (LOSS) PER SHARE...........................  $      (.11)    $       .09     $       .07
                                                      ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING.......    4,782,798       5,009,872       5,030,583
                                                      ============    ============    ============

     See accompanying summary of accounting policies and notes to financial statements.

                            INTERVISUAL BOOKS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK           ADDITIONAL
                                      ------------------------      PAID-IN        RETAINED
                                       SHARES         AMOUNT        CAPITAL        EARNINGS        TOTAL
                                      ---------     ----------     ----------     ----------     ----------
BALANCE, January 1, 1994............  4,782,798      4,044,266        209,250      2,540,290      6,793,806
  Net income for the year...........         --             --             --        328,428        328,428
                                      ---------     ----------       --------     ----------     ----------
BALANCE, December 31, 1994..........  4,782,798      4,044,266        209,250      2,868,718      7,122,234
  Net income for the year...........         --             --             --        435,879        435,879
                                      ---------     ----------       --------     ----------     ----------
BALANCE, December 31, 1995..........  4,782,798     $4,044,266      $ 209,250     $3,304,597     $7,558,113
  Compensation related to
     non-employee stock options
     (Note 6).......................         --             --         49,052             --         49,052
  Net loss for the year.............         --             --             --       (544,242)      (544,242)
                                      ---------     ----------       --------     ----------     ----------
BALANCE, December 31, 1996..........  4,782,798     $4,044,266      $ 258,302     $2,760,355     $7,062,923
                                      =========     ==========       ========     ==========     ==========

     See accompanying summary of accounting policies and notes to financial statements.

                            INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                    YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------
                                                             1996            1995            1994
                                                          -----------     -----------     -----------
Cash flows from operating activities:
  Net income (loss).....................................  $  (544,242)    $   435,879     $   328,428
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization....................    1,366,632       1,376,529       1,110,583
       Provision for losses on accounts receivable......      100,000         101,630          60,000
       Loss on disposal of property and equipment.......      101,495           1,014              --
       Amortization of deferred income..................           --        (100,000)             --
       Deferred income taxes............................     (310,939)        101,057          15,888
  Non cash stock option compensation....................       49,052              --              --
  Increase (decrease) from changes in:
     Accounts receivable................................    2,255,446      (2,303,708)      1,066,550
     Inventories........................................     (297,638)       (104,542)        (54,470)
     Prepaid expenses...................................     (237,449)        (89,883)         (4,181)
     Royalty advances...................................     (297,472)             --              --
     Income taxes refundable............................           --              --         112,971
     Accounts payable...................................   (1,405,184)      1,316,898        (291,250)
     Accrued royalties..................................       66,113         136,697        (176,280)
     Accrued expenses...................................      255,765          32,318          (6,597)
     Income taxes payable...............................      (38,070)       (162,722)        200,792
     Customer deposits..................................       18,269         (14,416)         53,878
                                                          -----------     -----------     -----------
          Net cash provided by operating activities.....    1,081,778         726,751       2,416,312
Cash flows from investing activities:
  Collections on notes receivable.......................           --              --          30,625
  Purchases of property and equipment...................      (70,236)        (16,773)       (112,656)
  Proceeds from disposals of property and equipment.....           --           1,385           3,093
  Additions to production costs.........................   (1,163,966)     (1,193,424)     (1,435,677)
  Purchases of marketable securities available for
     sale...............................................   (5,457,752)     (3,310,164)             --
  Proceeds from sales and maturities of marketable
     securities available for sale......................    5,350,422       2,082,167         975,339
                                                          -----------     -----------     -----------
          Net cash used in investing activities.........   (1,341,532)     (2,436,809)       (539,276)
                                                          -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents....     (259,754)     (1,710,058)      1,877,036
Cash and cash equivalents, beginning of year............      915,374       2,625,432         748,396
                                                          -----------     -----------     -----------
Cash and cash equivalents, end of year..................  $   655,620     $   915,374     $ 2,625,432
                                                           ==========      ==========      ==========
Cash paid during the year for:
  Income taxes..........................................  $    55,000     $   379,000     $    16,449
                                                           ==========      ==========      ==========

     See accompanying summary of accounting policies and notes to financial statements.

                            INTERVISUAL BOOKS, INC.

                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

     Intervisual Books, Inc. (the "Company") was incorporated in California in 1975. The Company is engaged in the creating, packaging and production of pop-up books for domestic and international distribution. The Company distributes through many publishers in the United States and other countries.

REVENUE RECOGNITION

     The Company recognizes revenues upon shipment of books. The Company generally sells its books directly to publishers who assume the responsibility for any sales returns.

PRODUCTION COSTS AND AMORTIZATION

     Production costs include amounts incurred for design, art, editorial services, paper engineering, dies and color separation. The costs for pop-up books are stated at the lower of cost or net realizable value and are amortized using the sum-of-the-years-digits method over a five year projected sales life. These costs are periodically evaluated each year based on management's estimates of future sales of related products. These costs are written off when management believes they provide no future benefit. Costs of products which have an anticipated useful life of one year are charged to operations in the year the sales occur.

     Amortization of book production costs included in cost of sales for 1996, 1995 and 1994 was $1,288,930, $1,286,226 and $1,014,502.

INVESTMENT IN MARKETABLE SECURITIES

     The Company accounts for the investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are available for sale and are stated at market, which approximates cost. Investments consist primarily of municipal bonds. These bonds mature within one year of the purchase date and the related municipalities are located throughout the United States.

INVENTORY

     Inventory, which primarily consists of materials, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is computed using accelerated methods for both financial reporting and income tax purposes.

CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

INCOME TAXES

     The Company provides for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

                            INTERVISUAL BOOKS, INC.

     Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and result primarily from differences in methods used to amortize production costs. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is based upon the weighted average number of common shares and common stock equivalents outstanding during each period. Earnings per share for the years ended December 31, 1994 and 1995 is computed using a treasury stock method, under which the number of shares outstanding reflects an assumed use of the proceeds from the issuance of such shares and from the assumed exercise of such options and the assumed exercise of common stock warrants, to repurchase shares of the Company's common stock at the current fair values. Common stock options which are considered common stock equivalents, for the year ended December 31, 1996, are not considered in the average number of common shares as their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION

     As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

     Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

     Cash, investments and receivables, are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

RECLASSIFICATIONS

     Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

                            INTERVISUAL BOOKS, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- PROPERTY AND EQUIPMENT

     The major classes of property and equipment and the related estimated useful lives are as follows:

                                                        DECEMBER 31,
                                                   -----------------------      ESTIMATED
                                                     1996          1995        USEFUL LIVES
                                                   --------     ----------     ------------
        Computer.................................  $490,259     $  462,301         5 years
        Office furniture and equipment...........   376,790        353,221       5-7 years
        Leasehold improvements...................        --        188,536        10 years
                                                   --------     ----------
                                                    867,049      1,004,058
        Less accumulated depreciation............   745,240        773,290
                                                   --------     ----------
                                                   $121,809     $  230,768
                                                   ========     ==========

     Depreciation expense on property and equipment was $77,072, $89,175 and $96,081 for the years ended December 31, 1996, 1995 and 1994.

NOTE 2 -- CUSTOMER DEPOSITS

     Customer deposits of $71,211 and $52,942 reported at December 31, 1996 and 1995 consist of cash advances received from publishers prior to printing, assembly and shipping of the related products.

NOTE 3 -- DEFERRED INCOME

     In connection with the sale in June 1991 of its commercial division, the Company received from the buyer a $100,000 cash advance intended to be applied to royalties that in the future may be earned by the Company as compensation for permission granted to the buyer to use certain books and other products originally developed by the Company. All of the royalty advance was realized by the Company as of December 31, 1995 and is included in other income.

NOTE 4 -- LETTERS OF CREDIT

     At December 31, 1996, the Company has a $2,000,000 letter of credit facility with a bank, of which $180,732 in letters of credit were outstanding. The letter of credit facility expires on May 31, 1997, which the Company expects will be renewed.

NOTE 5 -- INCOME TAXES

     Provisions (benefit) for income taxes included in the accompanying statements of operations consist of the following components:

                                                      1996          1995         1994
                                                    ---------     --------     --------
        Currently payable:
          Federal.................................  $ (86,576)    $153,181     $190,639
          State...................................    (11,647)      56,503       59,573
                                                    ---------     --------     --------
                                                      (98,223)     209,684      250,212
                                                    ---------     --------     --------
        Deferred:
          Federal.................................   (246,441)      91,142       10,891
          State...................................    (71,336)      19,674        4,997
                                                    ---------     --------     --------
                                                     (317,777)     110,816       15,888
                                                    ---------     --------     --------
        Total income tax provision (benefit)......  $(416,000)    $320,500     $266,100
                                                    =========     ========     ========

                            INTERVISUAL BOOKS, INC.

     The effective tax rate on income (loss) before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and effective tax rate:

                                                                1996      1995     1994
                                                                -----     ----     ----
        Federal statutory tax rate............................  (34.0)%   34.0%    34.0%
        Increase in taxes resulting from:
          State taxes, net of federal income tax benefit......   (7.2)     6.6      8.2
          Other...............................................   (2.1)     1.7      2.6
                                                                -----     ----     ----
        Effective tax rate....................................  (43.3)%   42.3%    44.8%
                                                                =====     ====     ====

     The types of temporary differences between the tax basis of assets and liabilities that give rise to the net deferred tax balance at December 31, 1996 and 1995 and their approximate tax effects, are as follows:

                                                                   1996         1995
                                                                 --------     --------
        Assets:
          Allowance for doubtful accounts......................  $ 65,820     $ 64,849
          Inventory -- uniform capitalization..................    43,526       20,543
          Accrued vacation.....................................    18,676       21,151
          Non-cash stock compensation..........................    96,765       85,793
          Severance costs......................................    78,720           --
                                                                 --------     --------
          Deferred tax assets..................................   303,507      192,336
                                                                 --------     --------
        Liabilities:
          Excess tax amortization of production costs over book
             amortization......................................   458,347      658,115
                                                                 --------     --------
          Net deferred liability...............................  $154,840     $465,779
                                                                 ========     ========

NOTE 6 -- COMMON STOCK OPTIONS

  Incentive Stock Option Plans ("ISOP")

     Under the terms of the Company's ISOP, under which options to purchase 550,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable prior to six months from the date of grant, nor more than ten years after the date of grant. The options granted vest evenly over a three year period, beginning from the date of grant, except for the options granted on November 25, 1996, which represented a reissue of options granted in prior periods, which retained the original vesting terms.

  Non Qualified Stock Option Plans ("NQSOP")

     Under the terms of the Company's NQSOP, options to purchase 200,000 shares of common stock can be issued to attract and retain qualified persons for positions of substantial responsibility, such as key officers, directors, and consultants. Options of the plan are established in the same manner as the ISOPs, are non-assignable and non-transferrable (for employees of the Company), and are exercisable over a 10-year period from the date of grant. Each option lapses, if not previously exercised, on the 10th anniversary of the date of grant. The options granted vest evenly over a three year period, beginning from the date of grant, except for the

                            INTERVISUAL BOOKS, INC.

options granted on November 25, 1996, which represented a reissue of options granted in prior periods, which retained the original vesting terms.

  Directors Stock Option Plans ("DSOP")

     Under the terms of the Company's DSOP, options to purchase 300,000 shares of common stock can be issued to directors who are not employees of the Company. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. Each person who becomes a director receives an initial grant to purchase 30,000 shares. Thereafter, on the date of each annual meeting of the Company's shareholders, each director will receive options to purchase 2,500 shares. Options are non-assignable and non-transferrable and are exercisable over a 10-year period from the date of grant or until the director ceases to be a member of the Board. The options granted vest evenly over a three year period beginning from the date of grant.

     Option activity within each plan is as follows:

                                                     INCENTIVE       NON QUALIFIED      DIRECTORS
                                                    STOCK OPTION     STOCK OPTION      STOCK OPTION
                                                        PLAN             PLAN              PLAN
                                                    ------------     -------------     ------------
    Balance outstanding, January 1, 1994..........     248,250          121,000                --
      Options granted $2.375 per share............      70,250            8,000                --
      Options cancelled at $2.625 per share.......     (16,750)              --                --
      Options cancelled at $2.70 per share........     (40,000)              --                --
      Options cancelled at $3.00 per share........      (9,500)              --                --
      Options cancelled at $3.25 per share........          --          (20,000)               --
      Options cancelled at $3.875 per share.......     (10,250)              --                --
                                                      --------         --------          --------
    Balance outstanding, December 31, 1994........     242,000          109,000                --
      Options granted at $2.375 per share.........      66,000               --                --
      Options granted at $2.50 per share..........          --               --            75,000
      Options cancelled at $2.375 per share.......     (16,750)          (3,000)               --
      Options cancelled at $2.625 per share.......     (14,000)              --                --
      Options cancelled at $2.70 per share........     (20,000)              --                --
      Options cancelled at $3.00 per share........     (13,000)              --                --
      Options cancelled at $3.875 per share.......      (9,750)              --                --
                                                      --------         --------          --------

                            INTERVISUAL BOOKS, INC.

                                                     INCENTIVE       NON QUALIFIED      DIRECTORS
                                                    STOCK OPTION     STOCK OPTION      STOCK OPTION
                                                        PLAN             PLAN              PLAN
                                                      --------         --------          --------
    Balance outstanding, December 31, 1995........     234,500          106,000            75,000
      Options granted at $1.375 per share.........     261,500          101,000                --
      Options granted at $2.00 per share..........      53,000           10,000                --
      Options granted at $2.063 per share.........          --           60,000            92,500
      Options cancelled at $2.00 per share........     (46,000)         (10,000)               --
      Options cancelled at $2.063 per share.......          --          (30,000)          (30,000)
      Options cancelled at $2.375 per share.......     (89,500)          (5,000)               --
      Options cancelled at $2.50 per share........          --               --           (52,500)
      Options cancelled at $2.625 per share.......     (37,000)         (21,000)               --
      Options cancelled at $3.00 per share........     (42,000)          (5,000)               --
      Options cancelled at $3.375 per share.......          --          (25,000)               --
      Options cancelled at $3.875 per share.......     (18,000)         (35,000)               --
      Options cancelled at $4.533 per share.......          --           (5,000)               --
                                                      --------         --------          --------
    Balance outstanding, December 31, 1996........     316,500          141,000            85,000
                                                      ========         ========          ========
    Options exercisable, December 31, 1996........     144,153           54,332             7,500
                                                      ========         ========          ========

     Information relating to stock options at December 31, 1996 summarized by exercise price are as follows:

                                                                                         EXERCISABLE
                                                 OUTSTANDING                      --------------------------
                                 --------------------------------------------
                                                     WEIGHTED AVERAGE                  WEIGHTED AVERAGE
        EXERCISE PRICE                       --------------------------------     --------------------------
           PER SHARE              SHARES     LIFE (MONTHS)     EXERCISE PRICE      SHARES     EXERCISE PRICE
-------------------------------  --------    -------------     --------------     --------    --------------
Incentive Stock Option Plan:
     $1.375....................   261,500         97.5             $1.375          114,488        $1.375
     $2.00.....................     7,000        108.5               2.00               --            --
     $2.375....................    30,000         96.0              2.375           11,665         2.375
     $2.625....................     8,000         83.5              2.625            8,000         2.625
     $4.533....................    10,000         73.0              4.533           10,000         4.533
                                  -------        -----             ------          -------        ------
                                  316,500         94.5             $1.414          144,153        $1.744
                                  =======        =====             ======          =======        ======

Non Qualified Stock Option
  Plan:
     $1.375....................   101,000         98.0             $1.375           44,332        $1.375
     $2.063....................    30,000        115.5              2.063               --            --
     $3.875....................    10,000         69.5              3.875           10,000         3.875
                                  -------        -----             ------          -------        ------
                                  141,000         99.5             $1.699           54,332        $1.835
                                  =======        =====             ======          =======        ======

Directors Stock Option Plan:
     $2.063....................    62,500        110.0             $2.063               --        $   --
     $2.50.....................    22,500        102.0               2.50            7,500         2.500
                                  -------        -----             ------          -------        ------
                                   85,000        107.5             $2.178            7,500        $2.500
                                  =======        =====             ======          =======        ======

     All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair

                            INTERVISUAL BOOKS, INC.

value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the year ended December 31, 1996 would have been increased to the pro forma amounts presented, and 1995 would have had no effect:

                                                                     1996
                                                                   ---------
                Net loss
                  As reported....................................  $(544,242)
                  Pro forma......................................  $(626,242)

                Net loss per share
                  As reported....................................  $    (.11)
                  Pro forma......................................  $    (.13)

     The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996; expected life of options of 7 years, expected volatility of 20%, risk-free interest rate of 6.1% and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 1996 approximated $.55 per option.

     Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995 and 1996.

     Under the Company's Non-qualified and Director Stock Option Plan, the Company granted 193,500 shares during 1996 to non-employees. As a result, the Company recorded non cash compensation expense related to these options of $49,052 and a corresponding credit to additional paid-in capital.

  Former President and CEO Stock Option Award

     The former President had entered into an agreement to purchase 600,000 shares from the Hunt Trust at the lower of $3.00 per share plus a 5% appreciation factor until the exercise of the option or the then market price for the Company's shares. The options were exercisable at any time and expired on the earlier of January 2, 2017 or earlier based on certain conditions. These options were cancelled on November 15, 1996, the effective date the former President resigned.

NOTE 7 -- COMMON STOCK PURCHASE WARRANTS

     In connection with its initial public offering of common stock, the Company sold to the underwriter, for $100, warrants to purchase 170,000 shares of common stock at $3.75 per share. The warrants were exercisable during the four year period commencing on December 4, 1992. All such warrants expired as of December 4, 1996. No warrants were exercised.

NOTE 8 -- COMMITMENTS

  Operating Leases

     The Company leases its facilities and certain equipment under various operating leases which expire at various dates through January 31, 2002. The facility lease has a renewal option to extend the lease for an additional five years at an agreed upon rental amount. Future minimum lease payments under the

                            INTERVISUAL BOOKS, INC.

noncancelable portion of these leases having terms in excess of one year at December 31, 1996 are presented in the schedule below.

                                      YEAR                           AMOUNT
                -------------------------------------------------  -----------
                1997.............................................  $   227,565
                1998.............................................      213,930
                1999.............................................      216,248
                2000.............................................      221,482
                2001.............................................      221,482
                Thereafter.......................................       18,457
                                                                   -----------
                                                                   $ 1,119,164
                                                                   ===========

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was $276,579, $286,276 and $279,333.

  Employment Agreements

     Effective October 1994, the Company entered into an employment agreement with an employee with an initial term of three years and initial annual compensation of $100,000.

     Effective January 1995, the Company entered into an employment agreement with an employee with an initial term of three years and initial compensation of $90,000.

     On January 1, 1997, the Company entered into an employment and compensation agreement with an employee for a period of two years, with a renewal option for two years. The minimum aggregate obligation under this agreement is: 1997 - $107,200; and 1998 - $107,200.

     On January 13, 1997, the Company entered into an employment and compensation agreement with a new President and Chief Operating Officer. This agreement expires on December 31, 1999. The minimum aggregate obligation under this agreement is: 1997 - $266,600; 1998 - $292,200; and 1999 - $292,200. The
agreement also allows for reimbursable expenses in 1997 amounting up to approximately $57,000. In addition, the agreement requires the Company to co-sign on a home loan up to $250,000, upon the request of the President.

     On January 13, 1997, the Company entered into another employment and compensation agreement with an Executive Vice President and Creative Director. This agreement expires on December 31, 1999. The minimum aggregate obligation under this agreement is: 1997 - $190,500; 1998 - $208,500; and 1999 - $208,500.
The agreement also allows for other reimbursable expenses in 1997 and 1998 amounting up to approximately $56,000 and $23,000. In addition, the agreement requires the Company to guarantee a home loan of up to $75,000, upon the request of the Vice President.

  Consulting Agreement

     On November 1, 1996, the Company entered into a consulting agreement with the former President. This consulting agreement expires on December 31, 2001. The minimum aggregate obligation under this agreement is: 1997 - $150,000; 1998 -$150,000; 1999 - $150,000; 2000 - $120,000; and 2001 - $120,000. Management
evaluated this agreement and determined that $192,000 related to the consulting agreement should be recorded in fiscal year 1996 as additional severance costs. This was based on evaluating the future benefit of the consulting agreement to the Company.

                            INTERVISUAL BOOKS, INC.

NOTE 9 -- SALES

     Export sales accounted for approximately 40%, 52%, and 45% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994. Sales by geographic area are as follows:

                                                             1996        1995        1994
                         GEOGRAPHIC AREA                    PERCENT     PERCENT     PERCENT
        --------------------------------------------------  -------     -------     -------
             Europe.......................................       28          34          33
             Asia.........................................        8          12           7
             Other                                                4           6           5

     Approximately 25% and 11% of sales in 1996 were made to two customers 13% of sales in 1995 were made to 1 customer and 11% and 10% of sales in 1994 were made to two customers. During the year ended December 31, 1996, approximately 52% of the Company's sales were derived from five key customers.

NOTE 10 -- PURCHASES

     The Company does not have manufacturing facilities. Most of the Company's products are manufactured by three printers located in Hong Kong, Colombia, and Singapore. The Company's operations are subject to the customary risks of doing business abroad.

NOTE 11 -- EMPLOYEE BENEFIT PLAN

     The Company maintains a qualified defined contribution employee benefit plan (the "401(k) plan") covering substantially all employees who have been employed for greater than one year and are at least 21 years of age. The Company is required to contribute as a matching contribution an amount equal to a specified percentage of employee contributions. In addition, the Board of Directors may further elect to make discretionary contributions. Total contributions made by the Company to the 401(k) plan during the years ended December 31, 1996, 1995 and 1994 were $64,344, $81,994 and $93,312.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     The Company has entered into an agreement with an affiliated entity, Hunt Group, where the principal owner is the Company's Chief Executive Officer and a member of the Company's Board of Directors. The Company has agreed to subsidize this entity from August 1, 1994 through December 31, 1996 in return for a right of first refusal on any products developed by the entity pursuant to the terms of the agreement. The subsidy is $400,000 for each of the calendar years 1996 and 1995 and $167,500 for 1994. At December 31, 1996 and 1995, the Company paid $247,000 and $20,000 to the Hunt Group as an advance against future royalties. These advances were made for ten new products, two which were sold in 1996, with the others to be introduced to the market in fiscal year 1997.

NOTE 13 -- FOURTH QUARTER ADJUSTMENTS

     During the fourth quarter of 1996, the Company recorded adjustments which decreased its results of operations in the amount of approximately $640,000, which consists of $312,000 relating to a contract settlement and consulting agreement with the Company's former President and Chief Executive Officer, increased legal fees of $63,000, expenses related to the move of its corporate headquarters of $141,000, expenses related the pursuit and evaluation of an acquisition candidate of $94,000 and expenses related to the hiring of a new President and Vice President of $30,000.

                            INTERVISUAL BOOKS, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A                   COLUMN B        COLUMN C      COLUMN D       COLUMN E
----------------------------------------  -----------     ----------     ---------     -----------
                                                          ADDITIONS
                                          BALANCE AT      CHARGED TO                   BALANCE AT
                                           BEGINNING      COSTS AND                      END OF
              DESCRIPTION                   OF YEAR        EXPENSES      DEDUCTIONS(A)    YEAR
----------------------------------------  -----------     ----------     ---------     -----------
Allowance for possible losses on
  receivables
Year ended December 31,
1996....................................  $   158,000     $  100,000     $ (97,000)(a) $   161,000
1995....................................       56,000        110,000        (8,000)(a)     158,000
1994....................................      175,000         60,000      (178,000)(a)      57,000
Accumulated amortization of production
  costs
Year ended December 31,
1996....................................  $11,647,134     $1,288,930     $      --     $12,936,064
1995....................................   10,359,779      1,286,226         1,129      11,647,134
1994....................................    9,345,277      1,014,502            --      10,359,779

---------------

(a) Write-off of uncollectible accounts.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:

         NAME            AGE                           POSITION
  ------------------     ---     -----------------------------------------------------
  Waldo H. Hunt          76      Chairman of the Board, Chief Executive Officer,
                                 Director
  Nathan N. Sheinman     46      President, Chief Operating Officer, Director
  Neil Stuart            51      Executive Vice President, Creative Director
  Gail A. Thornhill      44      Interim Chief Financial Officer, Controller,
                                 Secretary
  Gordon Hearne          73      Director
  John J. McNaughton     74      Director
  Peter Seymour          64      Director

     Directors of the Company hold office until the next annual meeting of the stockholders, and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Director's subject to the provisions of their employment contracts, if any.

     Waldo H. Hunt has been a director and the Chairman of the Board of the Company since its organization in 1975. In November 1996, he assumed the additional role of Chief Executive Officer. He previously served as its Chief Executive Officer and Chief Financial Officer from 1975 to January 1992. From 1994 through December 1996, Mr. Hunt also served as Chairman of the Hunt Group, a company founded by Mr. Hunt in 1994 (the "Hunt Group"). Mr. Hunt is the founder of the Company and is considered by many to be the father of the modern-day pop-up industry.

     Nathan N. Sheinman became President and Chief Operating Officer of the Company on January 27, 1997. Mr. Sheinman joined the Board as a Director in March 1997. Prior to joining the Company, Mr. Sheinman was employed by Penguin USA serving as Senior Vice President of Special Sales, Publisher of Looney Tunes books and Co-publisher of Penguin USA's Packaging Division from March 1990 to December 1996. From 1986, Mr. Sheinman was Vice President Sales/Special Markets and Vice President Marketing and Director of Sales, Special Markets for Penguin Books Canada.

     Neil Stuart joined the Company on January 27, 1997, as Executive Vice President and Creative Director. He had previously been employed by Penguin USA since 1987. Since August of 1995 he held the position of Creative Director of Mass Merchandise and Special Sales and prior to that he was Vice President Art Director of Adult and Trade Books. He was also Art Director of Adult and Trade Books for Viking Press from 1981 to 1987 and prior to that owned his own independent design firm.

     Gail A. Thornhill was named interim Chief Financial Officer in November 1996 and has been Secretary of the Company since February 1993. Ms. Thornhill has been employed by the Company since 1980 in various capacities and has served as its Controller and Chief Accounting Officer since February 1992.

     Gordon Hearne became a director of the Company in February 1996. He is a principal of Hearne & Spector, an advertising agency formed in March 1995. Mr. Hearne was previously employed by the Company as director of its commercial division and later as marketing director of the division from June 1985 to June 1991 when the commercial division was sold to R.R. Donnelley. After such sale, he continued working as a consultant to an affiliate of R. R. Donnelly until February 1995.

     John J. McNaughton has been a director of the Company since September 1991. Mr. McNaughton is a member of the Board of Directors of National Education Corporation ("NEC"), a company he founded in 1954. From 1954 to 1984, Mr. McNaughton was the Chief Executive Officer and from 1954 to 1988 was the Chairman of the Board of NEC.

     Peter Seymour became a director of the Company in February 1996. He was the Company's Vice President and Editorial Director from January 1991 until his retirement in June 1995. Mr. Seymour had been employed by the Company since October 1988 as Editorial Director; and from 1980 to October 1988, he was a consultant and free-lance editor for the Company.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms furnished to the Company and certain written representations, the Company believes that during the last fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10-percent beneficial owners were complied with the exception that Mr. Hunt filed an amendment in March 1997 to a Form 5 originally filed in February 1992.

ITEM 11. EXECUTIVE COMPENSATION

  Cash Compensation

     The following table sets forth in the prescribed format the compensation paid to all person's serving as the Company's Chief Executive Officer and the other executive officers of the Company which received total annual salary and bonus in excess of $100,000 for services rendered in all capacities during the Company's last completed fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                              ANNUAL COMPENSATION         ------------
                                        -------------------------------    SECURITIES
                                                           OTHER ANNUAL    UNDERLYING     ALL OTHER
           NAME AND                     SALARY    BONUS    COMPENSATION     OPTIONS      COMPENSATION
      PRINCIPAL POSITION         YEAR     ($)      ($)        ($)(1)          (#)           ($)(2)
-------------------------------  ----   -------   ------   ------------   ------------   ------------
Waldo H. Hunt(3)                 1996         1        0           0              0               0
  CEO/President                  1995         1        0           0              0               0
                                 1994   136,149   60,000           0              0           7,903
Charles E. Gates(4)              1996   219,911        0      18,366              0         563,113
  CEO/President                  1995   244,007        0           0              0          93,947
                                 1994   244,007        0           0              0          94,067
Debra Kosaka(5)                  1996    89,959        0      11,560          5,000          23,784
  Vice President,                1995   102,367        0      10,897         25,000           6,796
  Marketing and Sales            1994        --       --          --             --              --

---------------

(1) The amounts disclosed in this column include payments for accrued and unused vacation to Mr. Gates and Ms. Kosaka.

(2) The amounts disclosed in this column include (i) $84,947 as the dollar value of insurance premiums paid by the Company with respect to split dollar life insurance for the benefit of Mr. Gates in 1996, (ii) $250,000 payment to Mr. Gates pursuant to his severance agreement and (iii) $223,416 paid and accrued in consulting fees to Mr. Gates subsequent to his termination, (iv) $20,833 paid in consulting fees to Ms. Kosaka subsequent to her termination. All other amounts for 1996 represent contributions to the Company's 401(k) plan.

(3) Mr. Hunt assumed the role of President, CEO upon the resignation of Mr. Gates November 15, 1996.

(4) Mr. Gates employment with the Company ceased on November 15, 1996. In connection with his severance from the Company, Mr. Gates agreed to provide consulting services through December 31, 2001. In exchange for such services, the Company agreed to pay to Mr. Gates consulting fees of $12,500 per month through December 31, 1999 and $10,000 per month commencing January 1, 2000 and continuing through December 31, 2001.

(5) Ms. Kosaka was an executive officer of the Company since January 1995, and accordingly no executive compensation was reported for 1994. Her employment with the Company ceased on October 18, 1996. In connection with Ms. Kosaka's resignation from the Company, the Company agreed to pay Ms. Kosaka severance of $10,417 per month through October 1997.

     The following tables set forth certain information with respect to the executive officers named in the previous table in the prescribed formats with respect to options granted and exercised under the Company's various stock option plans during the last fiscal year:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                              POTENTIAL
                                                                                              REALIZABLE
                                                                                           VALUE AT ASSUMED
                           NUMBER OF                                                       ANNUAL RATES OF
                           SECURITIES                                                           STOCK
                           UNDERLYING       % OF TOTAL                                    PRICE APPRECIATION
                            OPTIONS       OPTIONS GRANTED     EXERCISE                    FOR OPTION TERM(2)
                            GRANTED       TO EMPLOYEES IN      PRICE       EXPIRATION     ------------------
         NAME                (#)(1)       FISCAL YEAR (%)       ($)           DATE          5%         10%
-----------------------    ----------     ---------------     --------     ----------     ------     -------
Waldo H. Hunt..........           0             N/A               N/A          N/A           N/A         N/A
Charles E. Gates.......           0             N/A               N/A          N/A           N/A         N/A
Debra Kosaka...........       5,000             3.4%           $ 2.00         2006        $5,110     $12,949

---------------

(1) Options granted in 1996 are exercisable starting 12 months after the grant date, with 33 1/3 percent of the shares covered thereby becoming exercisable at that time and with an additional 33 1/3 percent of the option shares becoming exercisable on each successive anniversary date, with full vesting occurring on the third anniversary date. The options were granted for a term of 10 years, subject to earlier termination in certain events related to termination of employment. The applicable option plan grants discretionary power to change or modify the terms of the option grants.

(2) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten year option term. Such amounts are based on the assumption that the named persons hold the options for their full 10-year term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                        NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                         SHARES                        UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                        ACQUIRED                          OPTIONS AT FY-END                   AT FY-END(1)
                           ON           VALUE       -----------------------------     ----------------------------
                        EXERICISE      REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
        NAME               (#)           ($)            (#)              (#)              ($)             ($)
---------------------  -----------     --------     -----------     -------------     -----------     ------------
Waldo H. Hunt........      None           N/A               0                0             0                0
Charles E. Gates.....      None           N/A               0                0             0                0
Debra Kosaka.........      None           N/A          23,333           21,667             0                0

---------------

(1) The amounts in this column are calculated using the difference between the closing market price of the Company's common stock at the Company's 1996 fiscal year-end and the option exercise prices.

     Director Compensation. Each director who is not an employee receives a $5,000 annual retainer, $1,000 for each Board meeting attended in person, $500 for each meeting of a committee of the Board which is separate from a Board meeting attended in person, and $250 for each Board or committee meeting attended by telephone. Fees for attending executive committee meetings were $3,000 per meeting during 1996. Under the Company's Non-employee Director Stock Option Plan, non-employee directors receive an initial option grant to purchase 30,000 shares of common stock when such person is first elected or appointed as a Company director and thereafter, on the date of each annual meeting of the Company's shareholders, an additional grant to purchase 2,500 shares of common stock (other than to directors who receive an initial grant during the calendar year in which the annual meeting is held), provided that such non-employee director continues in office after the annual meeting. In November 1996, options to purchase 25,000 shares of the Company's common stock previously granted from the 1991 and 1993 Non-qualified Stock Option Plans to Mr. McNaughton were cancelled and regranted with an exercise price of $1.375 per share, which price was equal to the closing price of the Company's common stock on the date of grant. In 1996, consulting fees of $3,000 were paid to Mr. McNaughton and approximately $17,000 in consulting fees were paid to a former director.

     Employment Agreements. In January 1997, the Company entered into a three-year Employment Agreement with Mr. Sheinman employing Mr. Sheinman as the Company's President and Chief Operating Officer. Under his agreement, Mr. Sheinman is to receive an initial annual salary of $250,000, an automobile allowance, relocation assistance and certain other benefits. The Company also agreed to co-sign a home loan of up to $250,000 for Mr. Sheinman. In connection with his joining the Company, Mr. Sheinman was granted options to purchase a total of 300,000 shares of the Company's common stock at an exercise price of $1.375 per share (which price equalled the fair market value of the Company's common stock on the date of grant). The options vest in increments over a three-year period.

     In January 1997, the Company also entered into a three-year Employment Agreement with Mr. Stuart employing Mr. Stuart as the Company's Executive Vice President and Creative Director. Under his agreement, Mr. Stuart is to receive an initial annual salary of $175,000 per year, an automobile allowance, relocation assistance and certain other benefits. The Company also agreed to guarantee a home loan of up to $75,000 for Mr. Stuart. In connection with his joining the Company, Mr. Stuart was granted options to purchase a total of 125,000 shares of the Company's common stock at an exercise price of $1.375 per share (which price equalled the fair market value of the Company's common stock on the date of grant). The options vest in increments over a three-year period.

     In January 1997, the Company entered into an Employment Agreement with Laurie Sale employing Ms. Sale as the Company's Vice President, Publishing Operations, for an initial term of two years at an initial salary of $100,000.

     Hunt Agreement. In May 1994, the Company and Mr. Hunt entered into an agreement whereby Mr. Hunt was to be paid $1 per year and was to be deemed a Company employee entitling Mr. Hunt to continue to receive health insurance benefits for himself and his dependents. In connection with the agreement, the Company agreed to subsidize a company owned by Mr. Hunt (the "Hunt Group") and to pay the Hunt Group royalties. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     Severance Agreements. Until his resignation in November 1996, the Company employed Mr. Gates as its President and Chief Executive Officer pursuant to an Employment Agreement. In connection with Mr. Gates' cessation of employment with the Company, options held by Mr. Gates from the Company and the Hunt Family Trust were cancelled, certain insurance arrangements terminated, and Mr. Gates agreed to provide consulting services to the Company through December 31, 2001. In exchange for such services, the Company agreed to pay Mr. Gates a consulting fee of $12,500 per month through December 31, 1999 and a fee of $10,000 per month commencing January 1, 2000 and continuing through December 31, 2001.

     Until her cessation of employment in October 1996, Ms. Kosaka was employed as the Company's Vice President, Marketing and Sales, pursuant to an Employment Agreement. In connection with Ms. Kosaka's cessation of employment, the Company agreed to continue Ms. Kosaka's salary through October 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning beneficial ownership of common stock of the Company as of February 28, 1997, by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's common stock, by each director of the Company, each executive officer named in the Summary Compensation Table, and by all current directors and officers as a group. Except as otherwise noted, the following shareholders have sole voting and investment power with respect to the shares indicated except to the extent that authority is shared by spouses under applicable law.

                                                            AMOUNT AND NATURE OF      PERCENT
                             NAME                        BENEFICIAL OWNERSHIP(1)(2)   OF CLASS
        -----------------------------------------------  --------------------------   --------
        Waldo H. Hunt/The Hunt Trust(3)................           2,539,917             53.1
          2850 Ocean Park Blvd. #225
          Santa Monica, CA 90405
        The Robertson Stephens Orphan Fund.............             332,550(4)           7.0
          555 California Street, Suite 2600
          San Francisco, CA 94104
        John J. McNaughton.............................              33,500                *
        Charles E. Gates (5)...........................              32,500                *
        Gordon Hearne..................................              10,000                *
        Peter Seymour..................................              19,591                *
        Debra Kosaka (6)...............................                   0                *
        All directors and officers as a group (7
          persons).....................................           2,650,425             54.6

---------------

  * Less than 1%

(1) Information relating to beneficial ownership of shares of Company common stock is based upon the rules set forth under the Securities Exchange Act of 1934. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Includes the following number of shares of common stock that may be purchased upon the exercise of options granted by the Company which are exercisable on February 28, 1997 or within 60 days thereafter: Mr. Hearne, 10,000; Mr. McNaughton, 32,500; Mr. Seymour, 10,000; and all directors and executive officers as a group, 67,417.

(3) All such shares are owned of record by Waldo H. Hunt and Patricia E. Hunt, Trustees of The Hunt Trust, UTA May 30, 1980, of which both Trustees have shared voting and investment power.

(4) Based on a Schedule 13D, dated April 3, 1995 filed with the Securities and Exchange Commission by The Robertson Stephens Orphan Fund, a California Limited Partnership (the "Partnership") and related parties, including Robertson Stephens & Co. L.P. and Bayview Investors, Ltd. The Partnership and related entities have sole voting and dispositive power over such shares.

(5) Mr. Gates resigned his position with the Company on November 15, 1996.

(6) Ms. Kosaka resigned her position with the Company on October 18, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 1994, the Company and Mr. Hunt entered into a letter agreement pursuant to which Mr. Hunt formed the Hunt Group, a company owned by Mr. Hunt. The Hunt Group creates new products not normally pursued by the Company in its day-to-day activities. Under the letter agreement, the Company has a right of first refusal on products developed by Mr. Hunt or the Hunt Group. The Hunt Group is to receive a commission on sales of such products. If the Company declines a product, the Hunt Group is free to develop the product itself at the Hunt Group's own expense. In this event, the Company is entitled to a royalty on the sale of the product by the Hunt Group. Under this agreement, the Company agreed to subsidize the Hunt Group $167,500 for the period of August 1, 1994 to December 31, 1994 and $400,000 in each of 1995 and 1996. At December 31, 1996, the Company had paid $247,000 to the Hunt Group as advances against royalties.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report.

          1. Financial Statements. A list of financial statements is contained in "Index to Financial Statements" on page 10 hereof.

          2. Financial Statement Schedule. The following financial statement schedule of Intervisual Books, Inc., for the years ended December 31, 1996, 1995, and 1994 is filed as a part of this Report and should be read in conjunction with the Financial Statements of Intervisual Books, Inc.

            SCHEDULE                                                                       PAGE
            --------                                                                       ----
                II     Valuation and Qualifying Accounts.................................    25

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is indicated in the Financial Statements or Notes thereto.

        3. EXHIBITS.

        EXHIBIT NO.                                   DESCRIPTION
        ------------   -------------------------------------------------------------------------
             3.1       Restated and Amended Articles of Incorporation dated January 8, 1992
                       (Incorporated by reference to Exhibit 3.1 the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.)
             3.2       Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to
                       Registrant's Statement on Form S-18 (No. 33-43068-LA).)
             3.3       Amendment to Article III, Section 2 to Amended and Restated Bylaws.
             3.4       Amendment to Article III, Section 4 to Amended and Restated Bylaws.
           10.1*       Incentive Stock Option Plan and Form of Incentive Stock Option Agreement
                       (Incorporated by reference to Exhibit 10.1 to Registrant's Registration
                       Statement on Form S-18 (No. 33-43068-LA).)
           10.2*       1993 Incentive Stock Option Plan (Incorporated by reference to Exhibit
                       4.3 to Registrant's Registration Statement on Form S-8 (No. 33-58990) .)
           10.3*       Non-Qualified Stock Option Plan and Form of Non-Qualified Stock Option
                       Agreement (Incorporated by reference to Exhibit 10.5 to Registrant's
                       Registration Statement on Form S-18 (No. 33-43068-LA).)
           10.4*       1993 Non-Qualified Stock Option Plan (Incorporated by reference to
                       Exhibit 4.3 of Registrant's Registration Statement on Form S-8 (No.
                       33-58990).)
           10.5*       Employment Agreement between the Company and Charles E. Gates
                       (Incorporated by reference to Exhibit 10.7 to Registrant's Statement on
                       Form S-18 (No. 33-43068-LA).)
           10.6*       Nonstatutory Stock Option Agreement between the Company, Waldo H. Hunt and Patricia E. Hunt as Trustees of the Hunt Family Trust and Charles E.
                       Gates dated October 3, 1991 for 675,000 shares (Incorporated by reference to Exhibit 10.20 to Registrant's Registration Statement on Form S-18 (No.
                       33-43068-LA) .)
           10.7*       Stock Option Agreement between the Company, Waldo H. Hunt and Patricia E.
                       Hunt as Trustees of the Hunt Family Trust and Charles E. Gates dated
                       October 3, 1991 for 600,000 shares (Incorporated by reference to Exhibit
                       10.21 to Registrant's Registration Statement on Form S-18 (No.
                       33-43068-LA).)
           10.8*       Letter Agreement dated May 12, 1994 between the Company and Waldo H. Hunt
                       (Incorporated by reference to Exhibit 28.1 to Registrant's Current Report on Form 8-K dated May 31, 1994.)

        EXHIBIT NO.                                   DESCRIPTION
        ------------   -------------------------------------------------------------------------
           10.9*       Employment Agreement between the Company and Debra Kosaka (Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K
                       for the fiscal year ended December 31, 1994.)
          10.10*       Employment Agreement between the Company and Rodger Smith (Incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K
                       for the fiscal year ended December 31, 1995.)
          10.11*       Non-employee Directors Stock Option Plan (Incorporated by reference to
                       Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
          10.12*       Severance Agreement and General Release between the Company and Charles
                       E. Gates
          10.13*       Consulting Agreement between the Company and Charles E. Gates
          10.14*       Employment Agreement between the Company and Laurie Sale
          10.15*       Employment Agreement between the Company and Nathan N. Sheinman
          10.16*       Nonstatutory Stock Option Agreement to purchase 200,000 shares of common stock between the Company and Nathan N. Sheinman
          10.17*       Nonstatutory Stock Option Agreement to purchase 100,000 shares of common stock between the Company and Nathan N. Sheinman
          10.18*       Employment Agreement between the Company and Neil Stuart
          10.19*       Nonstatutory Stock Option Agreement to purchase 75,000 shares of common stock between the Company and Neil Stuart
          10.20*       Nonstatutory Stock Option Agreement to purchase 50,000 shares of common stock between the Company and Neil Stuart
           10.21       Office Lease between Watt Headquarters Limited Partnership and the
                       Company dated August 8, 1996
           10.22       Second Lease Addendum between Watt Headquarters Limited Partnership and the Company dated December 3, 1996
           10.23       Amendment to Lease Agreement between Watt Headquarters Limited
                       Partnership and the Company dated January 27, 1997
             11.       Statement re: Computation of Per Share Earnings
             23.       Consent of Independent Certified Public Accountants
             24.       Power of Attorney (contained on signature page)
             27.       Financial Data Schedule

---------------

* Indicates management contract or compensatory plan or arrangement

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERVISUAL BOOKS, INC.

Date: March 28, 1997                      By: /s/     NATHAN N. SHEINMAN
                                            ------------------------------------
                                            Nathan N. Sheinman, President,
                                            Chief Operating Officer, Director

Date: March 28, 1997                      By: /s/      GAIL A. THORNHILL
                                            ------------------------------------
                                            Gail A. Thornhill, Controller,
                                            Interim Chief Financial Officer,
                                            Chief Accounting Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Waldo H. Hunt, Nathan N. Sheinman and Gail A. Thornhill, or any of them, his attorney-in-fact, each with the power of substitution in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------  -------------------------------  ---------------


/s/ WALDO H. HUNT                              Chairman, Chief Executive        March 28, 1997
---------------------------------------------  Officer, Director
          WALDO H. HUNT

/s/ NATHAN N. SHEINMAN                         President, Chief Operating       March 28, 1997
---------------------------------------------  Officer, Director
          NATHAN N. SHEINMAN

/s/ GORDON HEARNE                              Director                         March 28, 1997
---------------------------------------------
          GORDON HEARNE

/s/ JOHN J. MCNAUGHTON                         Director                         March 28, 1997
---------------------------------------------
          JOHN J. McNAUGHTON

/s/ PETER SEYMOUR                              Director                         March 28, 1997
---------------------------------------------
          PETER SEYMOUR

                            INTERVISUAL BOOKS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1996
                      INDEX OF EXHIBITS FILED WITH REPORT

EXHIBIT
-------
 3.4       Amendment to Article III, Section 4 to Amended and Restated Bylaws
10.12      Severance Agreement and General Release between the Company and Charles E. Gates
10.13      Consulting Agreement between the Company and Charles E. Gates
10.14      Employment Agreement between the Company and Laurie Sale
10.15      Employment Agreement between the Company and Nathan N. Sheinman
10.16      Nonstatutory Stock Option Agreement to purchase 200,000 shares of common stock between the Company and Nathan N. Sheinman
10.17      Nonstatutory Stock Option Agreement to purchase 100,000 shares of common stock between the Company and Nathan N. Sheinman
10.18      Employment Agreement between the Company and Neil Stuart
10.19      Nonstatutory Stock Option Agreement to purchase 75,000 shares of common stock between the Company and Neil Stuart
10.20      Nonstatutory Stock Option Agreement to purchase 50,000 shares of common stock between the Company and Neil Stuart
10.21      Office Lease between Watt Headquarters Limited Partnership and the Company dated
           August 8, 1996
10.22      Second Lease Addendum between Watt Headquarters Limited Partnership and the Company
           December 3, 1996
10.23      Amendment to Lease Agreement between Watt Headquarters Limited Partnership and the
           Company dated January 27, 1997
11.        Statement re: Computation of Per Share Earnings
23.        Consent of Independent Certified Public Accountants
24.        Power of Attorney (contained on signature page)
27.        Financial Data Schedule