Form 10-Q
period 1997-03-31
INTERVISUAL BOOKS INC /CA
filed 1997-05-14
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period _____________ to _____________


                         Commission File Number: 1-10916

                             INTERVISUAL BOOKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                          95-2929217
--------------------------------------                      -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

2716 Ocean Park Boulevard, Suite 2020
      Santa Monica, California                                     90405
--------------------------------------                       ------------------
Address of principal executive offices                            Zip Code

Registrant's telephone number, including area code: (310) 396-8708

Former Address: 2850 Ocean Park Boulevard, Suite 225, Santa Monica, California

--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes       No
                          ---      ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of March 31, 1997, there were 4,782,798 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I -  FINANCIAL INFORMATION

          Item 1.  Financial Statements

                   Balance Sheets - March 31, 1997, and December 31, 1996     1

                   Statements of Operations - Three months ended
                     March 31, 1997 and 1996                                  2

                   Statements of Cash Flows - Three months ended
                     March 31, 1997 and 1996                                  3

                   Notes to Financial  Statements - March 31, 1997            4

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      5

PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                           8

SIGNATURES                                                                    8

                             INTERVISUAL BOOKS, INC.

                                 BALANCE SHEETS
                                 (In thousands)


ASSETS                                                   3/31/97     12/31/96
-------                                                -----------  ----------
                                                       (unaudited)
Current Assets:
  Cash and cash equivalents                              $   482      $   656
  Investment in marketable securities                      1,311        2,035
  Accounts receivable, less allowances
    of $176 and $161                                       3,379        4,585
  Inventories                                                759          654
  Prepaid expenses                                           621          337
  Royalty advances                                           437          492
  Royalty advances-related party                             222          247
                                                         -------      -------
    Total Current Assets                                   7,211        9,006

Production costs, net of accumulated
    amortization $13,078 and $12,936                       3,153        3,014

Property and equipment, less accumulated
  depreciation                                               178          122
                                                         -------      -------
                                                         $10,542      $12,142
                                                         =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                       $ 2,942      $ 3,625
  Accrued royalties                                          447          775
  Accrued expenses                                           286          453
  Customer deposits                                           67           71
                                                         -------      -------
    Total Current Liabilities                              3,742        4,924

Deferred income taxes                                        155          155
                                                         -------      -------
     TOTAL LIABILITIES                                     3,897        5,079
                                                         -------      -------

Stockholders' Equity:
   Common stock, no par value; shares
     authorized 10,000,000, shares issued
     and outstanding 4,782,798 at March 31, 1997
     and December 31, 1996                                 4,044        4,044
   Additional paid in capital                                259          259
   Retained earnings                                       2,342        2,760
                                                         -------      -------
     TOTAL STOCKHOLDERS' EQUITY                            6,645        7,063
                                                         -------      -------
                                                         $10,542      $12,142
                                                         =======      =======

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
Net Sales                                          $ 2,096     $ 2,572

Cost of Sales                                        1,672       1,961
                                                   -------     -------

  Gross Profit                                         424         611

Selling, General and Administrative Expenses         1,076       1,127
Interest Income, Net                                    19          26
                                                   -------     -------

Loss Before Taxes                                     (633)       (490)

Income Tax Benefit                                    (215)       (167)
                                                   -------     -------

Net Loss                                           $  (418)    $  (323)
                                                   =======     =======


Loss Per Common Share                              $( 0.09)    $ (0.07)
                                                   =======     =======


Weighted Average Number of Common Shares
   and Equivalents Outstanding                       4,783       4,783
                                                   =======     =======


See notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                  March 31,
                                                             ---------------------
                                                               1997         1996
                                                             --------     --------
Cash flows from operating activities:
   Net loss                                                  $  (418)     $  (323)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                             158          203
       Provision for losses on accounts receivable                15           16
       Provision for abandoned titles                             11           10
       Increase (decrease) from changes in:
           Accounts receivable                                 1,191        3,183
           Inventories                                          (105)         (18)
           Prepaid expenses                                     (284)        (303)
           Royalty advances                                       80          (87)
           Accounts payable                                     (683)      (1,399)
           Accrued royalties                                    (328)        (123)
           Accrued expenses                                     (167)         (84)
           Income taxes payable                                   --          (38)
           Customer deposits                                      (4)         (40)
                                                             -------      -------
             Net cash (used in) provided by
               operating activities                             (534)         997
                                                             -------      -------

Cash flows from investing activities:
   Purchases of marketable securities                             --       (1,100)
   Proceeds from sales and maturities of
     marketable securities                                       724          739
   Additions to property and equipment                           (39)          (1)
   Additions to leasehold improvements                           (33)          --
   Additions to production costs                                (292)        (285)
                                                             -------      -------
             Net cash provided by (used in)
               investing activities                              360         (647)
                                                             -------      -------

Net (decrease) increase in cash and cash equivalents            (174)         350

Cash and cash equivalents, beginning of period                   656          915
                                                             -------      -------

Cash and cash equivalents, end of period                     $   482      $ 1,265
                                                             =======      =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Income taxes                                             $     1      $    55


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and cash flows for the three month period ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Note 2 - Loss Per Common Share
------------------------------

Loss per common share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, for the three month period ended March 31, 1997, are not considered in the average number of shares as their inclusion would be anti-dilutive. Fully diluted loss per common share for the three months ended March 31, 1997, does not differ from primary loss per common share.

Statement of Financial Standards No. 128, "Earnings Per Share" (SFAS 128) is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement also requires restatement of all prior-period EPS data presented. The Company has not determined the effect on its EPS from the adoption of this statement.

Note 3 - Letters of Credit
--------------------------

The Company has a $2,000,000 letter of credit line with City National Bank expiring May 31, 1997 which the Company expects to renegotiate in the second quarter of 1997. At March 31, 1997, the Company was in technical violation of one of the covenants of its letter of credit agreement requiring that the Company maintain certain minimum cash balances at the bank for which it has received a waiver. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

GENERAL

Intervisual Books, Inc. (the "Company") is engaged in the business of creating and producing a diversified line of pop-up, dimensional novelty books, which they sell to domestic and international publishers. To a lesser extent, the Company also produces pop-up and dimensional game boards and playsets, as well as cloth books.

In the past few years, the consolidation of publishers and imprints within the book industry has been impacting the Company's sales. To help counter the effects of this trend, in the first quarter of 1997 the Company commenced steps to expand its efforts to market books through direct selling channels and other distributors. In connection with these efforts, the Company will be required to increase its inventories.

In addition to its book marketing expansion plans, the Company announced in the first quarter of 1997 its decision to reenter the advertising premium and promotional business. Such business is very competitive and there can be no assurances that the Company will be successful at realizing increased revenue in connection with these new efforts. The full impact of these new initiatives on the Company's sales will not be realized until late 1997 or mid-1998.

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1997 were $2,096,000 as compared to $2,572,000 for the comparable period of the prior year. The sales decrease for the three month period of $476,000 or 18.5% was comprised of an increase of $134,000 in the sales of backlist titles and a decrease of $610,000 in the sales of new titles. Sales backlog at March 31, 1997 was $8,156,000 compared to $7,857,000 for the prior year. The reduced sales in the first quarter of 1997 as compared to 1996 resulted primarily from shipping delays from the printers of products which were scheduled to be shipped in the first quarter but are expected to be shipped in the second quarter of 1997.

Gross profit margin for the three month period ended March 31, 1997 was 20.2% of sales as compared to 23.8% for the same period of 1996. Costs of sales consists primarily of manufacturing costs, book development amortization, and royalties. Manufacturing costs were $1,441,000 or 68.7% of sales for the three months ended March 31, 1997, compared to $1,672,000 or 65.0% of sales for the same period of 1996. Amortization was $142,000 or 6.8% of sales for the three months ended March 31, 1997, versus $186,000 or 7.2% of sales for the comparable period of 1996. Royalties for the first three months of 1997 were $89,000 or 4.3% of sales compared to $103,000 or 4.0% of sales for the same period of 1996. The decrease in gross profit margin primarily resulted from lower margins on joint venture sales and sales to direct sellers.

Selling, general and administrative expenses for the three month period ended March 31, 1997 were $1,076,000 as compared to $1,127,000 for the comparable period of the prior year, a decrease of $51,000. These expenses comprised of personnel, selling and administrative. Personnel expenses were $542,000 for the three month period ended March 31, 1997, as compared to $536,000 for the same period of 1996. Selling expenses were $204,000 for the three month period ended March 31, 1997, as compared to $139,000 for the same period of 1996. This increase of $65,000 was primarily related to increases in sample expenses and the cost to produce a catalog of the company's products. The Company's administrative expenses were $330,000 for the three month period ended March 31, 1997, as compared to $452,000 for the same period of 1996. The decrease primarily related to decreases in acquisition expenses, directors' expenses and office expenses partially offset by increased legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $174,000 to $482,000 at March 31, 1997 from $656,000 at December 31, 1996. At March 31, 1997, working capital was $3,469,000 compared to $4,082,000 at December 31, 1996. The primary use of cash during the three months ended March 31, 1997 was from operations.

Net cash used in operations was $534,000 as compared to cash provided by operating activities of $997,000 for the corresponding period of the previous year. The $1,531,000 change in cash from operations was primarily attributable to the increase in net operating losses, decrease in accounts receivable being collected, and increase in royalty payments being made during the first quarter of 1997 compared to the corresponding period of 1996, which was partially offset by the decrease in accounts payable during 1997 compared to 1996. As a result of the fluctuations and explanations indicated, the cash used in the first quarter of 1997 was to support the current operations. Net cash provided by investing activities amounted to $360,000 as compared to cash used of $647,000 during the same period in 1996. In anticipation of increased cash requirements during 1997, investments were allowed to mature and the Company did not invest in any new investments.

In addition to its cash on hand of $482,000, the Company had marketable securities of $1,311,000. The majority of these securities were municipal bonds which have maturities of less than one year and which are liquid.

The Company has a $2,000,000 letter of credit line with City National Bank expiring May 31, 1997, which the Company expects to renegotiate in the second quarter of 1997. The credit facility is available only for the issuance of letters of credit and as of March 31, 1997, the Company had used $571,550 of this facility. The Company is required under this agreement to maintain balances with the bank at a minimum level of $2,000,000. As of March 31, 1997 balances, excluding those at other institutions of approximately $400,000, were $1,351,0000 which placed the company in technical violation under this loan agreement. The bank waived the Company's non-compliance.

As of May 1, 1997, the Company did not have any commitments for any material capital expenditures. Management of the Company believes that the existing levels of funds, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

This Report on Form 10-Q contains forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits required by Item 601 of Regulation S-K

                10.1     Waiver Letter from City National Bank

                27.      Financial Data Schedule

          (b)   Reports on Form 8-K

                None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INTERVISUAL BOOKS, INC.



                                            By:  /s/ NATHAN N. SHEINMAN
                                                -----------------------------
                                                Nathan N. Sheinman, President
                                                Chief Operating Officer



                                            By: /s/ GAIL A. THORNHILL
                                                ------------------------------
                                                Gail A. Thornhill, Controller
                                                Interim Chief Financial Officer
                                                Chief Accounting Officer


Date:  May 14, 1997
       ------------