Form 10-Q
period 1997-06-30
INTERVISUAL BOOKS INC /CA
filed 1997-08-12
CIK 879813

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period               to
                                   -------------    -------------

                         Commission File Number: 1-10916


                             INTERVISUAL BOOKS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          California                                           95-2929217
-------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

2716 Ocean Park Boulevard, Suite 2020
     Santa Monica, California                                    90405
-------------------------------------                    ---------------------
Address of principal executive offices                         Zip Code


Registrant's telephone number, including area code: (310) 396-8708
                                                    ---------------

Former Address: 2850 Ocean Park Boulevard, Suite 225, Santa Monica, California

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

                                   Yes     No
                                      ----   ----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of June 30, 1997, there were 4,782,798 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets -June 30, 1997, and December 31, 1996                     1

                  Statements of Operations - Three months ended June 30, 1997
                  and 1996; Six months ended June 30, 1997 and 1996                        2

                  Statements of Cash Flows - Six months ended June 30,
                  1997 and 1996                                                            3

                  Notes to Financial  Statements - June 30, 1997                           4

         Item 2.  Management's Discussion and Analysis of Financial Condition              5
                  and Results of Operations

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security-Holders                      8

         Item 6.  Exhibits and Reports on Form 8-K                                         8

SIGNATURES                                                                                 9

                            INTERVISUAL BOOKS, INC.

                                 BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                          6/30/97     12/31/96
                                                          -------     --------
                                                        (unaudited)
Current Assets:
  Cash and cash equivalents                               $   459     $   656
  Investment in marketable securities                         401       2,035
  Accounts receivable, less allowances
    of $191 and $161                                        3,747       4,585
  Inventories                                               1,123         654
  Prepaid expenses                                            796         337
  Royalty advances                                            522         492
  Royalty advances-related party                              214         247
                                                          -------     -------
    Total Current Assets                                    7,262       9,006

Production costs, net of accumulated
  amortization $13,293 and $12,936                          3,309       3,014

Property and equipment, less accumulated
  depreciation                                                241         122
                                                          -------     -------
                                                          $10,812     $12,142
                                                          =======     =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $ 3,207     $ 3,625
  Accrued royalties                                           595         775
  Accrued expenses                                            347         453
  Customer deposits                                           282          71
                                                          -------     -------
    Total Current Liabilities                               4,431       4,924

Deferred income taxes                                         155         155
                                                          -------     -------
    TOTAL LIABILITIES                                       4,586       5,079
                                                          -------     -------

Stockholders' Equity:
  Common stock, no par value; shares
    authorized 10,000,000, shares issued
    and outstanding 4,782,798 at June 30, 1997
    and December 31, 1996                                   4,044       4,044
  Additional paid in capital                                  259         259
  Retained earnings                                         1,923       2,760
                                                          -------     -------

    TOTAL STOCKHOLDERS' EQUITY                              6,226       7,063
                                                          -------     -------
                                                          $10,812     $12,142
                                                          =======     =======

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                           STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           QUARTER ENDED        SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         -----------------     ------------------
                                                          1997       1996       1997        1996
                                                         ------     ------     -------     ------
Net Sales                                                $3,302     $4,055     $ 5,398     $6,627
Cost of Sales                                             2,589      3,143       4,261      5,104
                                                         ------     ------     -------     ------
     Gross Profit                                           713        912       1,137      1,523
Selling, General and Administrative Expenses              1,359      1,063       2,435      2,190
Interest Income, Net                                         11         31          30         57
                                                         ------     ------     -------     ------
Loss Before Income Tax Benefit                             (635)      (120)     (1,268)      (610)
Income Tax Benefit                                         (216)       (41)       (431)      (207)
                                                         ------     ------     -------     ------
Net Loss                                                 $ (419)    $  (79)    $  (837)    $ (403)
                                                         ======     ======     =======     ======
Loss Per Common Share                                    $(0.09)    $(0.01)    $ (0.18)    $(0.08)
                                                         ======     ======     =======     ======
Weighted Average Number of Common Shares and
  Equivalents Outstanding                                 4,783      4,783       4,783      4,783
                                                         ======     ======     =======     ======

See accompanying notes to financial statements.

                            INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                            ------------------
                                                                             1997       1996
                                                                            ------     -------
Cash flows from operating activities:
  Net loss                                                                  $ (837)    $  (403)
  Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                             395         515
     Provision for losses on accounts receivable                                30          31
     Provision for abandoned titles                                             23          21
     Increase (decrease) from changes in:
       Accounts receivable                                                     808       2,112
       Inventories                                                            (469)        (30)
       Prepaid expenses                                                       (459)       (315)
       Royalty advances                                                          3        (198)
       Accounts payable                                                       (418)     (1,412)
       Accrued royalties                                                      (180)         39
       Accrued expenses                                                       (106)        (58)
       Income taxes payable                                                     --         (38)
       Customer deposits                                                       211         282
                                                                            ------     -------
          Net cash (used in) provided by operating activities                 (999)        546
                                                                            ------     -------
Cash flows from investing activities:
  Purchases of marketable securities                                            --      (2,620)
  Proceeds from sales and maturities of marketable securities                1,634       3,123
  Additions to property and equipment                                          (97)        (40)
  Additions to leasehold improvements                                          (60)         --
  Additions to production costs                                               (675)       (578)
                                                                            ------     -------
          Net cash provided by (used in) investing activities                  802        (115)
                                                                            ------     -------
Net (decrease) increase in cash and cash equivalents                          (197)        431
Cash and cash equivalents, beginning of period                                 656         915
                                                                            ------     -------
Cash and cash equivalents, end of period                                    $  459     $ 1,346
                                                                            ======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
     Income taxes                                                           $    0     $    56

See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (unaudited)


Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

Loss per common share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, for the three and six month periods ended June 30, 1997, are not considered in the average number of shares as their inclusion would be anti-dilutive. Fully diluted loss per common share for the three and six months ended June 30, 1997, does not differ from primary loss per common share.

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

Note 3 - Letters of Credit

The Company has a letter of credit line with City National Bank which was extended to August 31, 1997 in the amount of $750,000. At June 30, 1997, the Company was in technical violation of two of the financial tests of its letter of credit agreement requiring that the Company maintain certain balances with regards to working capital and tangible net worth for which it has received a waiver. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

In the past few years, the consolidation of publishers and imprints within the book industry has been impacting the Company's sales. To help counter the effects of this trend, the Company has expanded its efforts to market books through direct selling channels and other distributors. In connection with these efforts, the Company will be required to increase its inventories. The impact of this initiative on the Company's sales will not be realized until late 1997 or mid-1998.

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 1997 were $3,302,000 and $5,398,000, respectively, as compared to $4,055,000 and
$6,627,000 for the comparable periods of the preceding year. The decrease for the three month period of $753,000 or 18.6% was due mainly to delays from our printers of certain titles which will shift these sales to the third quarter. Also affecting sales was the continued conservative buying patterns of our U.S. publishers, who in their efforts to control inventories ordered lower quantities. The sales decrease for the six month period of $1,229,000 or 18.5% can also be attributed mainly to these same factors. Foreign sales as a percent of total sales were up from 35% for the three and six month periods last year to 48% and 51%, respectively, for the three and six month periods in 1997. The continued strength, however, of the U.S. dollar had a negative effect on the Company's ability to hold prices with our foreign customers which resulted in lower margins. As a result of the shifting of sales caused by printer delays, the Company expects a strong third quarter. The Company's sales backlog as of June 30, 1997 is up 38% or approximately $2,900,000 over last year.

Gross profit margin for the three months ended June 30, 1997 was down approximately 1% to 21.6% from 22.5%. The gross profit for the six month period was down 1.9% to 21.1% from 23.0% in 1996. The decrease in both periods as compared to last year was due mainly to the Company accepting lower prices on certain sales because of the strength of the U.S. dollar and the more competitive environment in the U.S. publishing industry. Cost of sales consists primarily of manufacturing, book development amortization and royalties. The Company has been able to maintain manufacturing costs with its printers in most cases at 1996 levels. The amortization and royalty expenses for the three and six months as compared to last year were lower mainly due to reduced sales.

Selling, general and administrative expenses for the three and six month periods ended June 30, 1997 were $1,359,000 and $2,435,000, respectively, as compared to $1,063,000 and $2,190,000 for the comparable periods of the prior year. This represents increases of $296,000 and $245,000 for the three and six month periods, respectively. These expenses are comprised of personnel, selling and administrative. Personnel expenses were $644,000 and $1,185,000 for the three and six month periods ended June 30, 1997, as compared to $527,000 and $1,063,000 for the corresponding periods of 1996. These increases of $117,000 and $122,000 for the three and six month periods primarily related to increases in officer life insurance and contract services partially offset by decreases in salaries and recruiting expenses. Selling expenses were $404,000 and $609,000 for the three and six month periods ended June 30, 1997, as compared to $230,000 and $369,000 for the same periods of 1996. These increases of $174,000 and $240,000 for the three and six month periods were primarily related to increases in catalog, distribution, sample, and show expenses mainly related to the Company's investment to its direct selling activities by introducing 32 titles. These increases were slightly offset by a decrease in travel expenses. The Company's administrative expenses were $311,000 and $641,000 for the three and six month periods ended June 30, 1997, as compared to $306,000 and $758,000 for the same periods of 1996. The decrease of $117,000 for the six month period primarily related to decreases in acquisition expenses, directors' expenses and office expenses partially offset by increased legal expenses.

The net loss for the three month period of 1997 increased $340,000 to $419,000 as compared to 1996. The loss for the six month period of 1997 over last year increased $434,000 to $837,000. The losses in both periods is due mainly to lower sales, reduced margins on certain sales, and increases in selling expenses related to the Company's development of its direct selling efforts. However, the fact that the increase in the sales backlog of approximately $2,900,000 as of June 30, 1997, is up 38% over 1996 indicates that sales and profits for the third quarter of 1997 should be well ahead of last year's results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $197,000 to $459,000 at June 30, 1997 from $656,000 at December 31, 1996. The primary use of cash during the six months ended June 30, 1997 was from operations. At June 30, 1997, working capital was $2,831,000 compared to $4,082,000 at December 31, 1996.

Net cash used in operations was $999,000 as compared to cash provided by operating activities of $546,000 for the corresponding period of the previous year. The $1,545,000 change in cash from operations was primarily attributable to a decrease in accounts receivable partially offset by a decrease in accounts payable and an increase in the net loss which resulted from the decreased sales for the six month period, as well as an increase in inventories on hand relating to the distribution arrangement. There was also an increase in prepaid expenses relating primarily to the higher tax benefit resulting from the increase in the net loss, as well as a decrease in accrued royalties resulting from the decrease in sales. As a result of the fluctuations and explanations indicated, the cash used in the first six months of 1997 was to support the current operations. Net cash provided by investing activities amounted to $802,000 as compared to cash used of $115,000 during the same period in 1996. In anticipation of increased cash requirements during 1997, investments were allowed to mature and the Company did not invest in any new investments and used these funds for current operations.

In addition to its cash on hand of $459,000, the Company had marketable securities of $401,000, down from $2,035,000 at December 31, 1997. The majority of these securities were municipal bonds which have maturities of less than one year and are liquid.

The Company's letter of credit line with City National Bank was extended to August 31, 1997, in the amount of $750,000. The credit facility is available only for the issuance of letters of credit and as of June 30, 1997, the Company had used $426,918 under this facility. The Company is required under this agreement to maintain certain balances with regard to working capital and tangible net worth. As of June 30, 1997, the Company was not in compliance. The bank waived both of these requirements for the quarter. The Company is in the process of negotiating for a new line of credit.

As of August 1, 1997, the Company did not have any commitments for any material capital expenditures. Management of the Company believes that the existing levels of funds, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

FORWARD-LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders of Intervisual Books, Inc. was held on June 25, 1997 and several matters were put to a vote. The issues and the results are as follows:

                                                                 Abstentions
                       Votes Cast For    Votes Cast Against   Withhold Authority
                       --------------    ------------------   ------------------

(1) To elect five directors to serve until the next annual meeting of shareholders and until their successors are chosen.

Waldo H. Hunt            3,503,233                0                 3,505
Nathan N. Sheinman       3,503,233                0                 3,505
Gordon Hearne            3,503,213                0                 3,525
John J. McNaughton       3,503,213                0                 3,525
Peter Seymour            3,503,213                0                 3,525

(2) To adopt an amendment to the Company's Bylaws to approve loans to officers.

                         3,477,903           23,260                 5,575

(3) To ratify the selection of BDO Seidman, LLP, as independent auditors of the Company for 1997.

                         3,504,118            2,500                   120

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         10.2     Fourth Amendment to Credit Agreement with City National Bank
         10.3     Waiver Letter from City National Bank
         27.      Financial Data Schedule

(b)      Reports on Form 8-K

         None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            INTERVISUAL BOOKS, INC.

                                            By: /s/ Nathan N. Sheinman
                                                --------------------------------
                                                Nathan N. Sheinman, President
                                                Chief Operating Officer

                                            BY: /s/ Gail A. Thornhill
                                                --------------------------------
                                                Gail A. Thornhill, Controller
                                                Interim Chief Financial Officer
                                                Chief Accounting Officer


Date: August 13, 1997