Form 10-Q
period 1997-09-30
INTERVISUAL BOOKS INC /CA
filed 1997-11-13
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1997

/ / TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period _____________ to _____________

                         Commission File Number: 1-10916

                             INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

         California                                              95-2929217
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California                                          90405
--------------------------------------                           --------
Address of principal executive offices                           Zip Code

Registrant's telephone number, including area code: (310) 396-8708
Former Address: 2850 Ocean Park Boulevard, Suite 225, Santa Monica, California
------------------------------------------------------------------------------
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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of September 30, 1997, there were 4,782,798 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS
                                -----------------

PART I - FINANCIAL INFORMATION                                                     Page
                                                                                   ----
        Item 1.  Financial Statements

               Balance Sheets -September 30, 1997, and December 31, 1996               1

               Statements of Operations - Three months ended September 30, 1997
               and 1996; Nine months ended September 30, 1997 and 1996                 2

               Statements of Cash Flows - Nine months ended September 30,
               1997 and 1996                                                           3

               Notes to Financial  Statements - September 30, 1997                     4

        Item 2.  Management's Discussion and Analysis of Financial Condition           5
                 and Results of Operations

PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                                             8

                            INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)

ASSETS                                            9/30/97     12/31/96
------                                            -------     --------
                                                (unaudited)
Current Assets:
  Cash and cash equivalents                       $   696     $   656
  Investment in marketable securities                   0       2,035
  Accounts receivable, less allowances
   of $165 and $161                                 7,770       4,585
  Inventories                                       1,484         654
  Prepaid expenses                                    428         337
  Royalty advances                                    497         492
  Royalty advances-related party                      239         247
                                                  -------     -------
    Total Current Assets                           11,114       9,006

Production costs, net of accumulated
 amortization $13,849 and $12,936                   3,137       3,014
Property and equipment, less accumulated
 depreciation                                         248         122
                                                  -------     -------
                                                  $14,499     $12,142
                                                  =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                                  6,548       3,625
  Accrued royalties                                   560         775
  Accrued expenses                                    348         453
  Customer deposits                                   112          71
                                                  -------     -------
    Total Current Liabilities                       7,568       4,924

Deferred income taxes                                 155         155
                                                  -------     -------

    TOTAL LIABILITIES                               7,723       5,079
                                                  -------     -------

Stockholders' Equity:
  Common stock, no par value; shares
   authorized 10,000,000, shares issued
   and outstanding 4,782,798 at September 30,
   1997 and December 31, 1996                       4,044       4,044
  Additional paid in capital                          259         259
  Retained earnings                                 2,473       2,760
                                                  -------     -------

    TOTAL STOCKHOLDERS' EQUITY                      6,776       7,063
                                                  -------     -------
                                                  $14,499     $12,142
                                                  =======     =======

See notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                                     Quarter Ended Sept 30,   Nine Months ended Sept 30,
                                                        1997         1996         1997          1996
                                                      --------     --------     --------      --------
Net Sales                                             $  8,691     $  5,771     $ 14,088      $ 12,397

Cost of Sales                                            6,879        4,474       11,139         9,578
                                                      --------     --------     --------      --------
  Gross Profit                                           1,812        1,297        2,949         2,819

Selling, General and Administrative Expenses               989          997        3,424         3,187
Interest Income, Net                                        10           14           40            71
                                                      --------     --------     --------      --------

Income (Loss) Before Income
  Tax Expense (Benefit)                                    833          314         (435)         (297)

Income Tax Expense (Benefit)                               283          107         (148)         (101)
                                                      --------     --------     --------      --------
Net Income (Loss)                                     $    550     $    207     $   (287)     $   (196)
                                                      ========     ========     ========      ========

Income (Loss) Per Common Share                        $   0.12     $   0.04     $  (0.06)     $  (0.04)
                                                      ========     ========     ========      ========

Weighted Average Number of Common
 Shares and Equivalents Outstanding                      4,783        4,963        4,783         4,783
                                                      ========     ========     ========      ========

See accompanying notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                               Nine Months Ended Sept 30,
                                                                   1997         1996
                                                                  -------      -------
Cash flows from operating activities:
  Net loss                                                        $  (287)     $  (196)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                     976          953
    Provision for losses on accounts receivable                         4           46
    Provision for abandoned titles                                     34           32
    Increase (decrease) from changes in:
      Accounts receivable                                          (3,189)       1,321
      Inventories                                                    (830)         (17)
      Prepaid expenses                                                (91)        (223)
      Royalty advances                                                  3         (136)
      Accounts payable                                              2,923         (321)
      Accrued royalties                                              (215)        (117)
      Accrued expenses                                               (105)         (17)
      Income taxes payable                                             --          (38)
      Customer deposits                                                41          168
                                                                  -------      -------
        Net cash (used in) provided by operating activities          (736)       1,455
                                                                  -------      -------

Cash flows from investing activities:
  Purchases of marketable securities                                   --       (4,068)
  Proceeds from sales and maturities of marketable securities       2,035        3,648
  Additions to property and equipment                                (127)         (59)
  Additions to leasehold improvements                                 (62)          --
  Additions to production costs                                    (1,070)        (828)
                                                                  -------      -------
        Net cash provided by (used in) investing activities           776       (1,307)
                                                                  -------      -------

Net (decrease) increase in cash and cash equivalents                   40          148

Cash and cash equivalents, beginning of period                        656          915
                                                                  -------      -------

Cash and cash equivalents, end of period                          $   696      $ 1,063
                                                                  =======      =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Income taxes                                                    $     0      $    30


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations and cash flows for the three and nine month periods ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Earnings Per Common Share
----------------------------------

Earnings per common share amounts are computed based upon the weighted average number of common shares actually outstanding during the period. Common stock options and purchase warrants, which are considered common stock equivalents, for the three and nine month periods ended September 30, 1997, are not considered in the average number of shares as their inclusion would be immaterial or anti-dilutive. Fully diluted earnings per common share for the three and nine months ended September 30, 1997, does not differ from primary earnings per common share, as dilution is less than 3%.

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

Note 3 - Letters of Credit
--------------------------

The Company has a letter of credit line with City National Bank which was extended to December 31, 1997 in the amount of $750,000. At September 30, 1997, the Company was in technical violation of one of the financial tests of its letter of credit agreement requiring that the Company maintain a certain ratio between liabilities and tangible net worth for which it has received a waiver. (See Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

GENERAL

Intervisual Books, Inc. (the "Company") is engaged in the business of creating and producing a diversified line of pop-up, dimensional novelty books, which they sell to domestic and international publishers. To a lesser extent, the Company also produces pop-up and dimensional game boards and playsets, as well as cloth books.

In the past few years, the consolidation of publishers and imprints within the book industry has been impacting the Company's sales. To help counter the effects of this trend, the Company has expanded its efforts to market books through direct selling channels and other distributors. In connection with these efforts, the Company has been required to increase its inventories. The impact of this initiative on the Company's sales will not be realized until late 1997 or mid-1998.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 1997 were $8,691,000 and $14,088,000, respectively, as compared to $5,771,000 and
$12,397,000 for the comparable periods of the preceding year. The increase for the three month period of $2,920,000 can be attributed to increases in domestic sales of $857,000 and $2,063,000 in foreign sales. These increases came from the sale of the Company's new titles while reprints were only slightly higher for the third quarter of 1997. The Company also experienced shifting of certain orders from the second quarter of 1997 to the current quarter. Sales for the nine months ended September 30, 1997, increased $1,691,000 which can be attributed to higher foreign sales of $2,498,000 offset by lower domestic sales of $807,000. The increase in foreign sales came from a combination of reprints and new titles. Domestic sales were down due to heavy competition in the US market which forced publishers to exercise tighter inventory controls which affected the Company's reprint sales. The Company's sales backlog as of September 30, 1997 was $3,900,000 compared to $4,628,000 for last year.

Gross profit margin as a percent of sales for the three months ended September 30, 1997 was down 1.7% to 20.8% from 22.5%. The gross profit margin for the nine month period was also down 1.8% to 20.9% from 22.7% in 1996. The decrease in both periods as compared to last year was due partially to the continuing competitive environment in the US publishing industry offset by lower royalties. To a lesser degree, the profit margin was also affected by the continued strength of the US dollar which had a negative effect on the Company's ability to maintain prices on products sold to international publishers. In addition, the third quarter gross profit was lower due to one time charges related to the pioneering of a production process which enabled the Company to utilize a new innovative magnetic material in its childrens books. Cost of sales consists primarily of manufacturing, book development amortization and royalties. The Company has been able to maintain manufacturing costs with its printers in most cases at 1996 levels.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 were $989,000 and $3,424,000, respectively, as compared to

$997,000 and $3,187,000 for the comparable periods of the prior year. This represents a decrease of $8,000 and an increase of $237,000 for the three and nine month periods, respectively. These expenses are comprised of personnel, selling and administrative. Personnel expenses were $471,000 and $1,656,000 for the three and nine month periods ended September 30, 1997, as compared to $461,000 and $1,524,000 for the corresponding periods of 1996. Selling expenses were $207,000 and $816,000 for the three and nine month periods ended September 30, 1997, as compared to $195,000 and $564,000 for the same periods of 1996. These increases of $12,000 and $252,000 for the three and nine month periods were primarily the result of increases in catalog, distribution, sample, and show expenses mainly incurred in support of the Company's efforts to introduce 32 new books through its direct selling activities. These increases were slightly offset by a decrease in travel expenses. The Company's administrative expenses were $311,000 and $952,000 for the three and nine month periods ended September 30, 1997, as compared to $341,000 and $1,099,000 for the same periods of 1996. These decreases of $30,000 and $147,000 for the three and nine month periods ended September 30, 1997, primarily reflect decreases in acquisition expenses, directors' expenses and office expenses partially offset by increased legal and accounting expenses.

The net income for the three month period ended September 30, 1997 increased $343,000 to $550,000 as compared to 1996. The loss for the nine month period of 1997 over last year increased $91,000 to $287,000. This was due mainly to reduced margins on certain sales and increases in selling expenses related to the Company's development of its direct selling efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased by $40,000 to $696,000 at September 30, 1997 from $656,000 at December 31, 1996. The primary use of cash during the nine months ended September 30, 1997 was from operations. At September 30, 1997, working capital was $3,546,000 compared to $4,082,000 at December 31, 1996.

Net cash used in operations was $736,000 as compared to cash provided by operating activities of $1,455,000 for the corresponding period of the previous year. The $2,191,000 change in cash from operations was primarily attributable to an increase in accounts receivable and a decrease in accrued royalties and was partially offset by an increase in accounts payable and an increase in the net loss for the nine month period, as well as a substantial increase in inventories on hand relating to the new distribution arrangement. Net cash provided by investing activities amounted to $776,000 as compared to cash used of $1,307,000 during the same period in 1996. In anticipation of increased cash requirements for operations during 1997, investments were allowed to mature and the Company did not make any new investments.

The Company's letter of credit line with City National Bank was extended to December 31, 1997, in the amount of $750,000. The credit facility is available only for the issuance of letters of credit and as of September 30, 1997, the Company had used $107,441 under this facility. The Company is required under this agreement to maintain a certain ratio between liabilities and tangible net worth. As of September 30, 1997, the Company was not in compliance with this covenant, and the bank waived this requirement for the quarter. The Company is in the process of arranging for a new line of credit.

As of November 1, 1997, the Company did not have any commitments for any material capital expenditures. Management of the Company believes that the existing levels of funds, combined with the Company's ability to generate cash and its anticipated new line of credit, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

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

These factors and others could cause operating results to vary significantly from those in prior periods, and those projected in forward-looking statements. Additional information with respect to these and other factors that could materially affect the Company and its operations are included in the Company's filings with the Securities and Exchange Commission and are incorporated herein.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits required by Item 601 of Regulation S-K

        10.1   Sixth Amendment to Credit Agreement with City National Bank
        10.2   Waiver Letter from City National Bank
        11.    Computation of Earnings Per Common Share Schedule
        27.    Financial Data Schedule

(b)     Reports on Form 8-K
        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INTERVISUAL BOOKS, INC.


                                      BY:        /s/ Nathan N. Sheinman
                                         ---------------------------------------
                                         Nathan N. Sheinman, President
                                         Chief Operating Officer


                                      BY:        /s/  Gail A. Thornhill
                                         ---------------------------------------
                                         Gail A. Thornhill, Controller
                                         Interim Chief Financial Officer
                                         Chief Accounting Officer

Date: November 12, 1997
      -----------------