Form 10-K
period 1997-12-31
INTERVISUAL BOOKS INC /CA
filed 1998-03-30
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended December 31, 1997

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from _______________ to    ______________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/   No/ /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 27, 1998, was approximately $7,386,028. The aggregate market value was based on the closing price of the common stock as quoted by The Nasdaq National Market System on such date.

         Number of shares outstanding of common stock:

                  4,797,132 shares as of February 27, 1998.

         Documents incorporated by reference:  None
       ==================================================================

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ACTUAL RESULTS AND EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED AS A RESULT OF THE FACTORS SET FORTH IN OR IMPLIED BY THE STATEMENTS CONTAINED IN THIS REPORT.

                                     PART I

Item 1.  BUSINESS

Introduction

         Intervisual Books, Inc. (the "Company") was incorporated in California in 1975. The Company is engaged in the business of creating and producing a diversified line of pop-up and dimensional novelty books, which they sell to domestic retailers and international and US publishers. To a lesser extent, the Company also produces pop-up and dimensional game boards and playsets, as well as cloth books.

         The Company develops its own books and generally grants the exclusive publishing rights to one publisher in each country. It also develops books in partnership with the publisher to produce pop-up versions of existing titles owned by the publishers, including the works of key artists or writers controlled by the publisher. In some cases, the Company will self publish certain titles and offer them to retailers through a distributor. In substantially all cases, the Company retains the exclusive right to produce these books.

         In 1998, the Company will reenter the commercial/premium business. This effort will include the creation, development and production of paper-based premiums and advertising products. The Company was a leader in this area before selling its commercial division in 1991. These products will be offered mainly through Equity Marketing, a leading premium and promotional products company. Under the arrangement, Equity Marketing will sell and market products created and developed by the Company.

         The Company's creative department includes book designers, writers, and highly trained and specialized "paper engineers" who conceive and design the books and other products at the Company's offices in Santa Monica, California. The books, most of which require printing and labor-intensive hand-assembly are manufactured for the Company on a subcontracted basis by printers in Colombia, Singapore, Thailand, China and Hong Kong. The Company enters into agreements with publishers to create and produce books and derives its revenues from the unit price charged to the publisher for the product created.

         The Company endeavors to combine the finest of children's contemporary book illustration with high quality color printing and paper engineering which achieves dramatic paper-folding effects. The Company's products incorporate dimensional and movable features where illustrations come to life through multiple movements activated by pull tabs and turning wheels. Pop-up paper scenes are created when printed paper pieces are glued onto a page in such a way that when the pages are opened, a complex three-dimensional model erects itself. The model then folds itself neatly away when the page is turned or the book is closed. The Company also incorporates electronic audio and musical chips, lights, stuffed animals and other elements into some of its works.

Publishing Agreements

         Approximately 60% of the books produced by the Company are conceived and developed by the Company's creative department. After the Company conceives an idea and makes a dummy book, key publishers are consulted to determine if they have an interest in publishing and marketing the book. In such cases, the Company and publisher sign an agreement which stipulates that the publisher will purchase a specified quantity of their edition for the right to control distribution and set pricing to sell the book. The Company may also decide that a title's potential would be maximized by self publishing it.

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

         Most of the co-published works are authored and/or illustrated by top international children's book authors and illustrators with the publisher or are recognized classics still in copyright with the publisher. Examples of these books include: Peter Rabbit by Beatrix Potter, Winnie-the-Pooh by A. A. Milne, Good Night Moon Room by Margaret Wise Brown and The Little Engine That Could by Watty Piper. Because of the Company's reputation, prominent authors and/or illustrators have been attracted to produce their books with the Company. The Company has produced works authored and/or illustrated by Tomie DePaola, Jan Pienkowski, Tasha Tudor, Eric Carle, David Carter, Babette Cole, Mary Engelbreit, Jane Hissey, Mick Inkpen, Kees Moerbeek, and others.

Customers

         In 1997, 1996, and 1995, approximately 48%, 60%, and 48%, respectively, of the Company's books were sold in the United States; the balance of its sales are international co-editions sold primarily in the United Kingdom, Japan, Germany, and Italy. In 1997, the Company sold books to 109 different publishers in 25 countries.

         Sales from seven different imprints of two major U.S. publishing groups, Simon & Schuster and The Penguin Group, and sales from Dainippon Kaiga Co. of Japan have been the source of 35% of the Company's revenues during the last three years. In 1997, these three publishers represented 31% of total sales. Simon & Schuster represented over 10% of the Company's total sales in 1997.

         Foreign sales accounted for 52%, 40%, and 52%, respectively, of the Company's net sales for the years ended December 31, 1997, 1996 and 1995. The Company sells in US dollars to all customers and, accordingly, currency fluctuations which increase the price of the Company's products to its foreign customers can adversely impact the level of the Company's export sales from time to time. The following table breaks down revenues attributed to export sales in the geographic areas indicated as well as each area's percent of total sales:

                 Export Sales as a Percentage of Total Revenues
                                 (000's omitted)

Geographic Area          1997           %        1996           %        1995           %
---------------          ----                    ----                    ----
Europe                  $5,932          32      $4,767          28      $6,745          34
Asia                     2,404          13       1,266           8       2,282          12
Other                    1,374           7         622           4       1,164           6

         Because all sales are generated through the Company's US headquarters, the Company does not distinguish operating profit or loss between US sales and foreign sales. The Company has no identifiable assets attributable to foreign sales.

 Types of Books

         Although the Company has produced pop-up versions of many popular children's books, such as Madeline, Good Night Moon Room, Paddington, Clifford, Tales of Peter Rabbit, and fairy tale classics, approximately half of the Company's books are non-fiction educational books. The Human Body, a book with anatomical pop-ups, and a series of "Learn About" books, which teach children about such things as colors, shapes, sizes, numbers, etc. and were translated into 13 languages are examples of such educational books. The Company publishes several pop-up books by Jan Pienkowski including Haunted House which is probably the world's best selling pop-up book with over 1,185,000 copies in print. In 1997, the Company sold over 250,000 copies of the bestselling interactive playset Choo Choo Charlie.

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

Marketing and Direct Distribution

         The Company's primary marketing activities take place with the presentation of its pop-up books at the International Children's Book Fair in Bologna, Italy, each April and at the Frankfurt International Book Fair in Germany each October. The Company also attends the Book Expo America held in Chicago each June. The sales executives of the Company also market its products by calling directly on the major publishers, both in the United States and internationally. In 1997, the Company introduced a total of 69 new titles, with first run printing averaging 50,000 copies per title.

         In 1997, the Company expanded its self publishing program in the US with over 30 titles. The Company also plans to add 38 new items in 1998 and expects this area to be increasingly important in the future. Items sold to retailers through our self publishing program are designed and produced by the Company and offered through a distributor, Andrews McMeel, located in Kansas City, Missouri. Andrews McMeel provides sales, marketing, billing, warehousing, and collection services. The Company is purchasing and owns the inventory required to support these sales.

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

Competition

         The Company operates in the highly competitive book selling industry and the Company's products compete generally with the entire publishing industry to attract retail buyers. Pop-up and novelty books represent a relatively small percentage of total US retail sales of juvenile hardcover books. While the Company believes it is currently the largest pop-up packager in the world, it realizes that other pop-up packagers have established a competitive presence in the United States and the United Kingdom.

         The Company estimates that there are currently approximately seven companies who compete with the Company as packagers of quality pop-up and labor intensive novelty books. The Company's direct competitors in the United States include Ottenheimer, Compass Productions, and White Heat. The other principal competitors are located in the United Kingdom.

Backlist

         In the calendar year after a new book has been shipped, the book is classified as a "backlist" title. Sales from the backlist are a significant indicator of the strength of a publisher or book packager. In 1997, 1996 and 1995, approximately 53%, 55%, and 52%, respectively, of the Company's sales were derived from the Company's backlist. As of the date of this Report, the Company has approximately 1,200 backlist titles with 350 titles on its "active" backlist (titles for which the Company has received orders within the last 24 months).

Paper Engineers

         Management believes its pool of paper engineers is the most experienced in the world. In the creation of pop-up books, the paper engineer has the responsibility to design dramatic pop-up effects which are sturdy and durable, yet can be hand-assembled with ease and at a reasonable cost. Paper engineering is a skill rarely taught in schools; it is usually learned by doing. The Company employs 5 paper engineers.

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

         Carvajal, one of the Company's primary producers, is located in Colombia and is a major international printer. Carvajal operates two hand-assembly plants, one in Colombia and the other in Ecuador, and produced 39% of the Company's product in 1997. Tien Wah Press maintains its printing facilities in Singapore and its hand-assembly plants in Malaysia and Indonesia. In 1997, the

Company produced 23% of its product at Tien Wah Press. Hua Yang Printing, located in Hong Kong maintains its printing operation and hand-assembly plant in China and was responsible for 26% of the Company's production in 1997. Production on the Company's cloth book line was handled by Pal-Up Taiwan Co. with silk screening, embroidery and hand assembly in China. The balance of the Company's 1997 production was handled by Sirivatana in Thailand, New Island Printing, Excel Printing Co. and Winner Offset Printing all located in Hong Kong with hand assembly plants in China and three other smaller suppliers.

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

Backlog

         The Company's backlog consists of anticipated revenues from sales of books for which the Company has confirmed orders which have not yet been manufactured and shipped. The backlog at February 2, 1998, was $3,300,000 compared to $4,600,000 at February 2, 1997. The backlog at February 2, 1998, consisted of confirmed orders for delivery in 1998. The Company believes that backlog as of any date is not necessarily indicative of future revenues.

Employees

         As of March 27, 1998, the Company had 38 full-time employees. These employees include members of the administrative, creative, production and marketing departments. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations are satisfactory. The Company also contracts with people on an independent contractor basis, particularly in the performance of such functions as graphic design, finished art, art production, and specialized writing.

Item 2.  PROPERTIES

         The Company's approximately 11,600 square foot executive offices are located in Santa Monica, California. The lease rate is approximately $17,600 per month through July 30, 1999, and then increases to $18,500 for the remainder of the lease and is subject to adjustment only for increases in annual operating expenses and taxes. The lease expires on January 31, 2002, subject to an option to extend for an additional five years at an adjusted rental based on 95% of the prevailing rates for comparable space.

         The Company believes that its physical properties are adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

         As of the date hereof, there are no material legal proceedings pending against the Company.

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

                               COMMON STOCK PRICE

                                                         HIGH                    LOW
                                                         ----                    ---
         First Quarter - 1996                            2-5/8                       2

         Second Quarter - 1996                          2-9/16                   2-1/4

         Third Quarter - 1996                            2-3/8                 1-15/16

         Fourth Quarter - 1996                               2                   29/32

         First Quarter - 1997                            2-5/8                   1-1/8

         Second Quarter - 1997                           2-1/2                   1-5/8

         Third Quarter - 1997                            2-1/8                   1-1/4

         Fourth Quarter - 1997                           3-3/8                   1-5/8


         The number of record holders of the Company's common stock as of February 27, 1998, was 187, several of which represent "street accounts" of securities brokers. The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

         The following table summarizes certain financial data for the Company for the fiscal years ended December 31, 1997, 1996, 1995, 1994, and 1993 which should be read in conjunction with the Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

                             SELECTED FINANCIAL DATA


Statements of Operations Data:

                                                                          Year Ended December 31,
                                         ------------------------------------------------------------------------------------------
                                              1997                1996                1995               1994               1993
                                         ------------        ------------        ------------       ------------       ------------
Net sales                                $ 18,733,430        $ 16,766,292        $ 19,494,405       $ 18,730,486       $ 21,666,204
Cost of sales                              14,645,468          12,984,796          14,897,013         13,788,428         15,499,529
                                         ------------        ------------        ------------       ------------       ------------
Gross profit                                4,087,962           3,781,496           4,597,392          4,942,058          6,166,675

Selling, general,
    and administrative expenses             4,468,344           4,804,823           4,069,555          4,449,998          4,615,171
Stock-based compensation
   expense                                     43,112              49,052                  --                 --            209,250
                                         ------------        ------------        ------------       ------------       ------------

Income (loss) from operations                (423,494)         (1,072,379)            527,837            492,060          1,342,254

Interest income                                52,837             109,627             127,837             97,140             81,610
Other income                                  303,374               2,510             100,705              5,328              2,654
                                         ------------        ------------        ------------       ------------       ------------
Income (loss) before income
    tax expense (benefit)                     (67,283)           (960,242)            756,379            594,528          1,426,518

Income tax expense (benefit)                   44,792            (416,000)            320,500            266,100            590,531
                                         ------------        ------------        ------------       ------------       ------------

     Net income (loss)                   $   (112,075)       $   (544,242)       $    435,879       $    328,428       $    835,987
                                         ============        ============        ============       ============       ============

Earnings (loss) per share:
   Basic                                 $      (0.02)       $      (0.11)       $       0.09       $       0.07       $       0.17
                                         ============        ============        ============       ============       ============
   Diluted                               $      (0.02)       $      (0.11)       $       0.09       $       0.07       $       0.16
                                         ============        ============        ============       ============       ============

Weighted average shares outstanding:
   Basic                                    4,782,937           4,782,798           4,782,798          4,782,798          4,782,798
                                         ============        ============        ============       ============       ============
   Diluted                                  4,782,937           4,782,798           5,009,872          5,030,583          5,213,799
                                         ============        ============        ============       ============       ============

Dividends on common stock                          --                  --                  --                 --                 --
                                         ============        ============        ============       ============       ============


Balance Sheet Data:

                                                                           At December 31,
                                         -----------------------------------------------------------------------------------------
                                              1997               1996                1995               1994               1993
                                         -----------        -------------        ------------       ------------       ------------
Total assets                             $ 13,470,304        $ 12,142,275        $ 14,051,513       $ 12,305,802       $ 12,180,943
Total liabilities                        $  6,471,760        $  5,079,352        $  6,493,400       $  5,183,568       $  5,387,137
Working capital                          $  3,416,276        $  4,082,181        $  4,654,387       $  3,948,720       $  4,039,061
Shareholders' equity                     $  6,998,544        $  7,062,923        $  7,558,113       $  7,122,234       $  6,793,806

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

General

         The Company's inventory consists of finished books for promotional purposes, materials purchased for production and, in 1996 and 1997, finished books for a distribution arrangement with Andrews & McMeel. The Company typically retains limited rights to publish the books it creates and the Company has the rights to publish approximately 1,200 books that are considered part of its "backlist" (titles that were originally manufactured and sold in previous years). Sales of titles from the Company's backlist accounted for approximately $9,853,000 or 53% of sales in 1997, $9,204,000 or 55% of sales in 1996, and
$10,066,000 or 52% of sales in 1995.

         Book development costs, which include amounts incurred for design, art, editorial services, paper engineering, cutting dies, and color separations, are generally capitalized and amortized over a five-year period using the sum-of-the-years-digits method. The development cycle for books, prior to first printing, is approximately one year at which point amortization of costs begin. Items which have an anticipated sales life of one year are written off in the first year of sale. Book development costs, net of accumulated amortization were $3,358,000 at December 31, 1997, $3,014,000 at December 31, 1996, and $3,139,000
at December 31, 1995.

         The Company recognizes income upon shipment of books. Historically, the Company, which has a December 31 year-end, has recognized most of its sales in the last six months of each year, resulting from the year-end holiday season and the spring season of the following year which is often shipped in December. The Company achieved approximately 71%, 60%, and 58%, respectively, of its total sales during the last six months of 1997, 1996, and 1995.

Results of Operations

Comparison of the Year Ended December 31, 1997, to the year ended December 31, 1996. Net sales for the year ended December 31, 1997, were $18,733,000 as compared to $16,766,000 for the same period in

1996, an increase of $1,967,000 or 12%. The sales increase is attributable to increases of $647,000 in the sales of backlist titles and $1,320,000 in the sales of new titles compared to the previous year. Foreign sales represented $9,710,000 or 52% of total sales in 1997 as compared to $6,655,000 or 40% of total sales in 1996, an increase of $3,055,000 while sales to U.S. publishers were $9,023,000 or 48% of total sales in 1997 as compared to $10,111,000 or 60% in 1996, a decrease of $1,088,000. Foreign sales were up due mainly to increased reprints including Disney titles in Brazil, the shipment of a new format into the UK using magnetic cloth, success with new titles to direct sellers and the opening of new accounts. Sales in the US were lower due mainly to lower reprint sales, two major titles Noah's Ark and Star Trek shipping in 1996 not replaced in 1997, and the loss of a customer due to consolidations in the publishing industry. These decreases were offset by new accounts and sales from our self-publishing program. Sales backlog at February 2, 1998 was $3,300,000 compared to $4,600,000 for the prior year.

         Gross profit margin for the year ended December 31, 1997, was 21.8% as compared to 22.6% in 1996. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. The decrease in gross profit was due mainly to lower margins on sales to foreign publishers resulting from a change in the mix of products sold and the increasing strength of the US dollar. Also affecting gross margin were one time tooling and startup costs related to the introduction of a line of books using magnetic cloth. Manufacturing and shipping costs were $12,881,000 or 68.8% of sales for 1997 as compared to $11,017,000 or 65.7% of sales for 1996. The amortization of book development costs was $1,267,000 or 6.8% of sales for 1997 compared to $1,289,000 or 7.7% of sales for 1996. Royalties for the year ended December 31, 1997 were $498,000 or 2.7% of sales as compared to $679,000 or 4.1% of sales in 1996. The decrease in royalty expense is due mainly to the reversal of previously expensed royalties in 1996 that the Company determined in 1997 were not due.

         Selling, general and administrative expenses for the year ended December 31, 1997 were $4,511,000 compared to $4,854,000 for the year ended December 31, 1996, a decrease of $343,000 or 7%. Personnel expenses were $2,082,000 in 1997 as compared to $2,296,000 in 1996. The decrease of $214,000 resulted primarily from lower salaries and costs related to recruiting. Selling expenses in 1997 were $1,225,000 versus $734,000 in 1996 for an increase of $491,000. The increase was due mainly to payments made to our distributor for services related to our self-publishing efforts which started in 1997 and, to a lesser extent, to higher sample, show expenses and sales materials. Administrative expenses were $1,204,000 in 1997 as compared to $1,824,000 in 1996. The decrease of $620,000 was primarily comprised of 1996 costs for the extensive evaluation of two acquisition candidates which were rejected, legal expenses primarily related to the severance agreement with the Company's former president and CEO, relocation expenses relating to the Company's office move, accelerated write off of leasehold improvements, directors' fees and office expenses incurred in 1996 which were not duplicated in 1997.

         Other income for the year ended December 31, 1997 was $303,000 as compared to $2,500 in the prior year. This increase is due to the Company's sales of worldwide direct marketing rights (door to door)on some of its products. Interest income was $53,000 in 1997 as compared to $110,000 in 1996. This was a result of a decrease in the cash available for investment purposes.

         The Company experienced a loss before income taxes for the year ended December 31, 1997 of $67,000 compared to loss of $960,000 for the comparable period in 1996, a decrease of $893,000. The net loss in 1997 included a tax expense of $45,000 as compared to a 1996 tax benefit of $416,000.

         Comparison of the Year Ended December 31, 1996, to the year ended December 31, 1995. Net sales for the year ended December 31, 1996, were $16,766,000 as compared to $19,494,000 for the same period in 1995, a decrease of $2,728,000 or 14%. The sales decrease is attributable to decreases of $862,000 in the sales of backlist titles and $1,866,000 in the sales of new titles compared to the previous year. Foreign sales represented $6,655,000 or 40% of total sales in 1996 as compared to $10,191,000 or 52% of total sales in 1995, a drop of $3,536,000 while sales to U.S. publishers were $10,111,000 or 60% of total sales in 1996 as compared to $9,303,000 or 48% in 1995, an increase of $808,000. Foreign sales were adversely affected by the strong U.S. dollar which increased the cost of the Company's books from 5% to 15% to our major publishers in Japan, France, Germany, Italy and Spain. Also there was a sales decline resulting from the reduction in the number of interactive books produced by the Company for Disney and its international licensees. Additionally, sales in the U.K. were substantially lower as a result of the elimination of the "net book agreement" which kept retailers from discounting causing some U.K. publishers to delay orders for new and backlist titles. Sales backlog February 2, 1997, was $4,600,000 compared to $4,800,000 for the prior year.

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

         Selling, general and administrative expenses for the year ended December 31, 1996 were $4,854,000 compared to $4,070,000 for the year ended December 31, 1995, an increase of $784,000 or 19.3%. Personnel expenses were $2,296,000 in 1996 as compared to $2,062,000 in 1995. The increase of $234,000 resulted primarily from the non-recurring severance arrangement with the Company's president and CEO who resigned in November, which was partially offset by decreases in salaries, employee benefits and 401(k) contributions. Selling expenses in 1996 were $734,000 versus $806,000 in 1995 for a decrease of $72,000 or 18.4%. The decrease is primarily attributable to decreases in delivery, U.K. office and travel expenses, marketing sample expenses and commissions partially offset by an increase in show expenses. Administrative expenses were $1,824,000 in 1996 as compared to $1,202,000 in 1995. The increase of $622,000 was non-recurring and primarily comprised of $232,000 for the extensive evaluation of two acquisition candidates which were rejected, $159,000 for additional legal expenses primarily related to the severance agreement with the Company's former president and CEO and $141,000 relating to the Company's office move and accelerated write off of leasehold improvements at previous location. There were also more moderate increases in office expense, directors' fees, and bad debt expense.

         Other income for the year ended December 31, 1996 was $2,500 as compared to $101,000 in the prior year. This was the result of an allocation and realization of deferred revenue of $100,000 in 1995 from the sale of the Company's advertising division in 1991. Interest income was $110,000 in 1996 as compared to $129,000 in 1995.

         The Company experienced a loss before income taxes for the year ended December 31, 1996 of $960,000 compared to income of $756,000 for the comparable period in 1995, a decrease of $1,716,000. The net loss in 1996 included an offsetting tax benefit of $416,000 as compared to a 1995 tax expense of $321,000.

Liquidity and Capital Resources

         Net cash provided by operations increased to $1,513,000 in 1997 compared to $1,082,000 in 1996. The $431,000 increase was primarily attributable to depreciation and amortization of $1,359,000 and an increase in accounts payable of $1,916,000. This was partially offset by a net loss of $112,000, an $892,000 increase in accounts receivable, a $613,000 increase in inventories, a decrease in accrued royalties of $396,000, and a decrease in royalty advances of $296,000. The increase in accounts receivable is due mainly to higher fourth quarter sales and a delay in payments from certain customers which were collected subsequent to year end. The change in inventory relates to the increased purchases of materials and finished books for the Company's self-publishing program. The increase in accounts payable is related to amounts due printers for purchases on the higher fourth quarter sales and timing differences of payments made to printers in late 1997 as compared to 1996. Working capital at December 31, 1997 was $3,416,000 as compared to $4,082,000 at December 31, 1996.

         Net cash provided by operations increased to $1,082,000 in 1996 compared to $727,000 in 1995. The $355,000 increase was primarily attributable to depreciation and amortization of $1,367,000, a $2,255,000 decrease in accounts receivable partially offset by a decrease in accounts payable of $1,405,000, and net loss of $544,000. Decreases in both accounts receivable and accounts payable resulted primarily from the $1,517,000 decline in sales for the fourth quarter of 1996 as compared to fourth quarter of 1995. Working capital at December 31, 1996 was $4,082,000 as compared to $4,654,000 at December 31, 1995.

         Net cash provided by investing activities amounted to $209,000 in 1997 as compared to net cash used of $1,342,000 in 1996. Net sales of investments in 1997 was $2,035,000 as compared to net purchases of investments of $107,000 in 1996. The increase in sales of investments is due to higher liquidations of the Company's marketable securities, the proceeds of which are now being held in more traditional cash accounts. A portion of these proceeds was used to meet the increased cash requirements to fund purchases of inventory for the Company's self published titles.

                  Net cash used in investing activities amounted to $1,342,000 in 1996 as compared to $2,437,000 in 1995. Net purchases of investments in 1996 was $107,000 as compared to $1,228,000 in 1995. The net purchases decrease resulted from the

Company's need to preserve cash for 1997 because of the net loss in 1996.

         There was cash provided of $4,584 in financing activities during 1997. There was no cash provided or used in financing activities in 1996.

         At December 31, 1997, the Company had a $750,000 letter of credit facility with a bank, of which $329,630 in letters of credit were outstanding. This facility expired on December 31, 1997, with all obligations paid in 1998 as they became due. Subsequent to year end, the Company replaced this line with a $2,000,000 revolving line of credit with a new bank which expires April 1, 1999. The Company may borrow against this line, as well as issue letters of credit. The line of credit contains restrictive covenants, including covenants which require a minimum tangible net worth of the Company, minimum working capital requirements, and other requirements. The line of credit is secured by the Company's assets. As of March 17, 1998, the Company had $2,000,000 available on this line.

         As of February 27, 1998, the Company did not have any commitments for any material capital expenditures for 1997 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow on its revolving line of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

Recent Accounting Pronouncements

         Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have an impact on its financial position or results of operations, and any effect will be limited to the form and content of its disclosures.

         Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations, and any effect will be limited to the form and content of its disclosures.

         Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations, and any effect will be limited to the form and content of its disclosures.

Year 2000 Modifications

         The Company is currently reviewing its computer systems in order to evaluate if any modifications are necessary for the year 2000. The Company currently does not anticipate that any material modifications or expenditures will be required in its computer systems for the year 2000 modifications.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements prepared in accordance with Regulation S-X are set forth beginning at page 20 hereof.


                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified
Public Accountants.......................................  19

Balance Sheets as of December 31, 1997 and 1996..........  20

Statements of Operations for the years ended
December 31, 1997, 1996 and 1995.........................  22

Statements of Stockholders' Equity for the years
ended December 31, 1997, 1996 and 1995...................  23

Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995.........................  24

Summary of Accounting Policies...........................  26

Notes to Financial Statements............................  30

Schedule II - Valuation and Qualifying Accounts..........  42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Intervisual Books, Inc.
Santa Monica, California


         We have audited the accompanying balance sheets of Intervisual Books, Inc. as of December 31, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intervisual Books, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                                BDO SEIDMAN, LLP


Los Angeles, California
February 20, 1998

                             INTERVISUAL BOOKS, INC.

                                 BALANCE SHEETS


                                                                          December 31,
                                                                 -----------------------------
                            ASSETS (Note 6)                         1997              1996
                            ------                               -----------       -----------
CURRENT:
    Cash and cash equivalents                                    $ 2,382,405       $   655,620
    Investment in marketable securities available for sale                --         2,034,984
    Accounts receivable, net (Note 1)                              5,467,851         4,585,742
    Inventories (Note 2)                                           1,267,158           654,197
    Prepaid expenses                                                 308,075           337,404
    Royalty advances                                                 372,314           499,736
    Royalty advances - related party (Note 14)                        69,936           239,010
                                                                 -----------       -----------

           TOTAL CURRENT ASSETS                                    9,867,739         9,006,693


PRODUCTION COSTS, net of accumulated
    amortization of $14,202,631 and $12,936,064                    3,357,918         3,013,773



PROPERTY AND EQUIPMENT, net (Note 3)                                 244,647           121,809
                                                                 -----------       -----------

                                                                 $13,470,304       $12,142,275
                                                                 ===========       ===========

                     See accompanying summary of accounting
                   policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                                 BALANCE SHEETS
                                   (Concluded)





                            LIABILITIES AND                  December 31,
                                                     -----------------------------
                          STOCKHOLDERS' EQUITY          1997              1996
                          --------------------       -----------       -----------
CURRENT LIABILITIES:
    Accounts payable                                 $ 5,540,920       $ 3,624,858
    Accrued royalties                                    378,980           775,134
    Accrued expenses                                     364,288           453,309
    Income taxes payable (Note 7)                        130,275                --
    Customer deposits (Note 4)                            37,000            71,211
                                                     -----------       -----------
           TOTAL CURRENT LIABILITIES                   6,451,463         4,924,512

DEFERRED INCOME TAXES (Note 7)                            20,297           154,840
                                                     -----------       -----------
           TOTAL LIABILITIES                           6,471,760         5,079,352
                                                     -----------       -----------
COMMITMENTS (Notes 6, 10 and 14)

STOCKHOLDERS' EQUITY (Notes 8 and 9):
    Common stock, no par, shares
      authorized 10,000,000; issued and
      outstanding 4,786,132 and 4,782,798              4,048,850         4,044,266
    Additional paid-in capital                           301,414           258,302
    Retained earnings                                  2,648,280         2,760,355
                                                     -----------       -----------

           TOTAL STOCKHOLDERS' EQUITY                  6,998,544         7,062,923
                                                     -----------       -----------
                                                     $13,470,304       $12,142,275
                                                     ===========       ===========


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF OPERATIONS





                                                                   Year ended December 31,
                                                    ----------------------------------------------------
                                                         1997                1996                1995
                                                    ------------        ------------        ------------

NET SALES (Note 11)                                 $ 18,733,430        $ 16,766,292        $ 19,494,405

COST OF SALES (Note 12)                               14,645,468          12,984,796          14,897,013
                                                    ------------        ------------        ------------
           Gross profit                                4,087,962           3,781,496           4,597,392

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES
    (Note 14)                                          4,511,456           4,853,875           4,069,555
                                                    ------------        ------------        ------------
INCOME (LOSS) FROM OPERATIONS                           (423,494)         (1,072,379)            527,837

INTEREST INCOME                                           52,837             109,627             127,837

OTHER INCOME (Note 5)                                    303,374               2,510             100,705
                                                    ------------        ------------        ------------
INCOME (LOSS) BEFORE INCOME
    TAX EXPENSE (BENEFIT)                                (67,283)           (960,242)            756,379

INCOME TAX EXPENSE (BENEFIT)
    (Note 7)                                              44,792            (416,000)            320,500
                                                    ------------        ------------        ------------
NET INCOME (LOSS)                                   $   (112,075)       $   (544,242)       $    435,879
                                                    ============        ============        ============

EARNINGS (LOSS) PER SHARE
    Basic                                           $       (.02)       $       (.11)       $        .09
                                                    ============        ============        ============
    Diluted                                         $       (.02)       $       (.11)       $        .09
                                                    ============        ============        ============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING (Note 16)
    Basic                                              4,782,937           4,782,798           4,782,798
                                                    ============        ============        ============
    Diluted                                            4,782,937           4,782,798           5,009,872
                                                    ============        ============        ============

                     See accompanying summary of accounting
                   policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                      Common-Stock               Additional
                                              ---------------------------          Paid-In        Retained
                                                Shares          Amount             Capital         Earnings            Total
                                              ---------       -----------       -----------       -----------        -----------

BALANCE, January 1, 1995                      4,782,798       $ 4,044,266       $   209,250       $ 2,868,718        $ 7,122,234

   Net income for the year                           --                --                --           435,879            435,879
                                              ---------       -----------       -----------       -----------        -----------

BALANCE, December 31, 1995                    4,782,798         4,044,266           209,250         3,304,597          7,558,113

   Stock-based compensation
      (Note 8)                                       --                --            49,052                --             49,052

   Net loss for the year                             --                --                --          (544,242)          (544,242)
                                              ---------       -----------       -----------       -----------        -----------

BALANCE, December 31, 1996                    4,782,798         4,044,266           258,302         2,760,355          7,062,923

   Stock-based compensation                          --                --            43,112                --             43,112
      (Note 8)

   Exercise of stock options (Note 8)             3,334             4,584                --                --              4,584

   Net loss for the year                             --                --                --          (112,075)          (112,075)
                                              ---------       -----------       -----------       -----------        -----------
BALANCE, December 31, 1997                    4,786,132       $ 4,048,850       $   301,414       $ 2,648,280        $ 6,998,544
                                              =========       ===========       ===========       ===========        ===========


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS


                Increase (decrease) in cash and cash equivalents

                                                                        Year ended December 31,
                                                       ----------------------------------------------------
                                                            1997                1996                1995
                                                       ------------        ------------        ------------
Cash flows from operating activities:
    Net income (loss)                                  $   (112,075)       $   (544,242)       $    435,879
    Adjustments to reconcile net income
     (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                     1,359,194           1,366,632           1,376,529
        Provision for losses on accounts
         receivable                                          10,000             100,000             101,630
        Loss on disposal of property and
         equipment                                               --             101,495               1,014
        Amortization of deferred income                          --                  --            (100,000)
        Deferred income taxes                              (134,543)           (310,939)            101,057
        Stock-based compensation expense                     43,112              49,052                  --
        Increase (decrease) from changes in:
         Accounts receivable                               (892,109)          2,255,446          (2,303,708)
         Inventories                                       (612,961)           (297,638)           (104,542)
         Prepaid expenses                                    29,329            (237,449)            (89,883)
         Royalty advances                                   296,496            (297,472)                 --
         Accounts payable                                 1,916,062          (1,405,184)          1,316,898
         Accrued royalties                                 (396,154)             66,113             136,697
         Accrued expenses                                   (89,021)            255,765              32,318
         Income taxes payable                               130,275             (38,070)           (162,722)
         Customer deposits                                  (34,211)             18,269             (14,416)
                                                       ------------        ------------        ------------

           Net cash provided by operating
            activities
                                                          1,513,394           1,081,778             726,751
                                                       ------------        ------------        ------------

Cash flows from investing activities:
    Purchases of property and equipment                    (215,465)            (70,236)            (16,773)
    Proceeds from disposals of property and
      equipment                                                  --                  --               1,385
    Additions to production costs                        (1,610,712)         (1,163,966)         (1,193,424)
    Purchases of marketable securities available
      for sale                                          (12,868,361)         (5,457,752)         (3,310,164)
    Proceeds from sales and maturities of
      marketable securities available for sale           14,903,345           5,350,422           2,082,167
                                                       ------------        ------------        ------------

         Net cash provided by (used in)
          investing activities                              208,807          (1,341,532)         (2,436,809)
                                                       ------------        ------------        ------------

                     See accompanying summary of accounting
                   policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Concluded)


                Increase (decrease) in cash and cash equivalents

                                                                Year ended December 31,
                                                   ------------------------------------------------
                                                        1997              1996               1995
                                                   -----------       -----------        -----------
Cash flow from financing activities:
    Exercise of stock options                            4,584                --                 --
                                                   -----------       -----------        -----------
         Net cash provided by
           financing activities                          4,584                --                 --
                                                   -----------       -----------        -----------

Net increase (decrease) in cash
    and cash equivalents                             1,726,785          (259,754)        (1,710,058)

Cash and cash equivalents, beginning of year           655,620           915,374          2,625,432
                                                   -----------       -----------        -----------

Cash and cash equivalents, end of year               2,382,405       $   655,620        $   915,374
                                                  ===========       ===========        ===========

Cash paid during the year for:
   Income taxes                                   $       800       $    55,000        $   379,000
                                                  ===========       ===========        ===========


                     See accompanying summary of accounting
                   policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS

                Intervisual Books, Inc. (the "Company") was incorporated in California in 1975. The Company is engaged in the creating, packaging and production of pop-up and dimensional novelty books for domestic and international distribution. The Company distributes through many publishers in the United States and other countries.

REVENUE RECOGNITION

                The Company recognizes revenues upon shipment of books. The Company generally sells its books directly to publishers who assume the responsibility for any sales returns. The Company also sells its books through its self-publishing program, which the Company is responsible for all returns. The Company records a provision for estimated future returns.

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

                  Amortization of book production costs included in cost of sales for 1997, 1996 and 1995 was $1,266,567, $1,288,930 and $1,286,226.

INVESTMENT IN MARKETABLE SECURITIES

                The Company accounts for the investments in marketable securities in accordance with Statement of Financial Accounting Standards (SFAS
115), "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments are available for sale and are stated at market, which approximates cost. Investments consist primarily of municipal bonds. These bonds mature within one year of the purchase date and the related municipalities are located throughout the United States. During 1997, the Company's marketable securities matured and were reinvested into traditional bank accounts.

INVENTORY

                Inventory, which consists of materials and finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

                             INTERVISUAL BOOKS, INC.


                         SUMMARY OF ACCOUNTING POLICIES
                                   (Continued)


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

EARNINGS (LOSS) PER SHARE

                The Company adopted SFAS No. 128, "Earnings Per Share," during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. All prior period weighted average and per share information had no effect on the amounts presented in accordance with SFAS No.
128.

STOCK-BASED COMPENSATION

                The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as of January 1, 1996, which establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                             INTERVISUAL BOOKS, INC.


                         SUMMARY OF ACCOUNTING POLICIES
                                   (Continued)


STOCK-BASED COMPENSATION (Continued)

                Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognize this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

                Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure," ("SFAS 129") issued by the FASB is effective for financial statements ended after December 15, 1997. The new standard reinstates various securities disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

                             INTERVISUAL BOOKS, INC.


                         SUMMARY OF ACCOUNTING POLICIES
                                   (Concluded)


RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

                Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect adoption of SFAS 130 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

                Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. The Company does not expect adoption of SFAS 131 to have an impact on its financial position or results of operations and any effect will be limited to the form and content of its disclosures.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ACCOUNTS RECEIVABLE

                Accounts receivable relates to sales to traditional publishing customers, as well as, sales under the Company's self-publishing program. Sales under the publishing program are subject to returns, as such the Company has established a reserve for estimated future returns.

                Accounts receivable consists of the following:

                                             1997               1996
                                          -----------        -----------
Accounts receivable                       $ 5,670,201        $ 4,746,242
Less: Allowance for possible losses          (127,750)          (160,500)
Less: Allowance for sales returns             (74,600)                --
                                          -----------        -----------
Accounts receivable, net                  $ 5,467,851        $ 4,585,742
                                          ===========        ===========

NOTE 2 - INVENTORY

                  Inventories consists of the following:

                                             1997               1996
                                          ----------         ----------

Materials                                 $  354,129         $  654,197
Finished goods                               913,029                 --
                                          ----------         ----------
Total inventory                           $1,267,158         $  654,197
                                          ==========         ==========

NOTE 3 - PROPERTY AND EQUIPMENT

                  The major classes of property and equipment and the related estimated useful lives are as follows:

                                              December 31,            Estimated
                                      --------------------------
                                        1997              1996       Useful Lives
                                     ----------       ----------     ------------
Computer                             $  545,899       $  490,259       5 years
Office furniture and equipment          473,334          376,790       5-7 years
Leasehold improvements                   63,281               --       5 years
                                     ----------       ----------
                                      1,082,514          867,049

Less accumulated depreciation           837,867          745,240
                                     ----------       ----------
                                     $  244,647       $  121,809
                                     ==========       ==========

                Depreciation expense on property and equipment was $92,627, $77,072 and $89,175 for the years ended December 31, 1997, 1996 and 1995.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 4 - CUSTOMER DEPOSITS

                Customer deposits of $37,000 and $71,211 recorded at December 31, 1997 and 1996 consist of cash advances received from publishers prior to printing, assembly and shipping of the related products.

NOTE 5 - OTHER INCOME

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

                During 1997, the Company sold the direct marketing rights to a third party to produce and sell three of the Company's titles for a non-refundable fee of $300,000.

NOTE 6 - LINE OF CREDIT

                At December 31, 1997, the Company had a $750,000 letter of credit facility with a bank, of which $329,630 in letters of credit were outstanding. This facility expired on December 31, 1997, with all obligations paid in 1998 as they became due. Subsequent to December 31, 1997, the Company replaced this line with a new revolving line of credit for $2,000,000, expiring on April 1, 1999. The Company may borrow against this line, as well as issue letters of credit. The line of credit is secured by the Company's assets.

NOTE 7 - INCOME TAXES

                Provisions (benefit) for income taxes included in the accompanying statements of operations consist of the following components:


                                        1997             1996             1995
                                     ---------        ---------        ---------
Currently payable:
  Federal                            $  98,869        $ (86,576)       $ 153,181
  State                                 32,207          (11,647)          56,503
                                     ---------        ---------        ---------
                                       131,076          (98,223)         209,684
                                     ---------        ---------        ---------
Deferred:
  Federal                              (68,010)        (246,441)          91,142
  State                                (18,274)         (71,336)          19,674
                                     ---------        ---------        ---------
                                       (86,284)        (317,777)         110,816
                                     ---------        ---------        ---------
Income tax provision (benefit)       $  44,792        $(416,000)       $ 320,500
                                     =========        =========        =========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7 - INCOME TAXES  (Continued)

                The effective tax rate on income (loss) before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and effective tax rate:

                                                         1997           1996           1995
                                                         ----           ----           ----

Federal statutory tax rate                              (34.0)%        (34.0)%         34.0%
Increase in taxes resulting from:
  Unrealized deferred tax asset                         106.5             --             --
  State taxes, net of federal income tax benefit         (6.1)          (7.2)           6.6
  Other                                                    .2           (2.1)           1.7
                                                        -----          -----           ----
Effective tax rate                                       66.6%         (43.3)%         42.3%
                                                        =====          =====           ====

                The types of temporary differences between the tax basis of assets and liabilities that give rise to the net deferred tax balance at December 31, 1997 and 1996 and their approximate tax effects, are as follows:

                                                         1997           1996
                                                       --------       --------
Assets:
 Allowance for doubtful accounts                       $ 55,319       $ 65,820
 Reserve for sales and returns                           32,298             --
 Inventory - uniform capitalization                      78,590         43,526
 Accrued vacation                                        36,848         18,676
 Deferred rent                                           14,869             --
 Non-cash stock compensation                             39,907         96,765
 Severance costs                                         65,095         78,720
                                                       --------       --------
 Deferred tax assets                                    322,926        303,507
                                                       --------       --------
Liabilities:

 Excess tax amortization of production
   costs and depreciation over book amortization
   and depreciation                                     343,223        458,347
                                                       --------       --------
 Net deferred tax liability                            $ 20,297       $154,840
                                                       ========       ========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - COMMON STOCK OPTIONS

                  Incentive Stock Option Plans ("ISOP")

                  Under the terms of the Company's ISOP, under which options to purchase 550,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable prior to six months from the date of grant, nor more than ten years after the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of grant, except for the options granted on November 25, 1996, which represented a reissue of options granted in prior periods, which retained the original vesting terms.

                During the year ended December 31, 1997, 3,334 stock options were exercised for an amount of $4,584.

                Non Qualified Stock Option Plans ("NQSOP")

                  Under the terms of the Company's NQSOP, options to purchase 200,000 shares of common stock can be issued to attract and retain qualified persons for positions of substantial responsibility, such as key officers, directors, and consultants. Options of the plan are established in the same manner as the ISOPs, are non-assignable and non-transferrable (for employees of the Company), and are exercisable over a 10-year period from the date of grant. Each option lapses, if not previously exercised, on the 10th anniversary of the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of grant, except for the options granted on November 25, 1996, which represented a reissue of options granted in prior periods, which retained the original vesting terms.

                Directors Stock Option Plan ("DSOP")

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

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - COMMON STOCK OPTIONS (Continued)

                Nonstatutory Stock Options ("NSSO")

                During 1997, the Company granted nonstatutory stock options to purchase an aggregate of 600,000 shares of common stock to three individuals, as an inducement to join the Company. These options are non-assignable and non-transferable, are exercisable over a 7 year period from the date of grant and vest in various increments through 2000. The Company also issued NSSO to purchase 31,000 shares of common stock to the Chairman of the Board of the Company, subject to shareholder approval. All such options have an exercise price equal to the closing price of the Company's common stock on the date of grant and were outside of any existing Company stock option plan.

                Non-employee Options

                  Under the Company's Non-qualified Stock Option Plan and Directors Stock Option Plan, the Company granted 7,500 and 193,500 shares to non-employees during 1997 and 1996, respectively. As a result, the Company recorded non-cash compensation expense related to these options of $43,112 and $49,052 in 1997 and 1996 with a corresponding credit to additional paid-in capital.

                  Former President and CEO Stock Option Award

                  The former President had entered into an agreement to purchase 600,000 shares of common stock from the Hunt Trust at the lower of $3.00 per share plus a 5% appreciation factor until the exercise of the option or the then market price for the Company's shares. The options were exercisable at any time and expired on the earlier of January 2, 2017 or earlier based on certain conditions. These options were cancelled on November 15, 1996, the effective date the former President resigned.

                All options have an exercise price equal to the closing price of the Company's common stock on the date of grant. The weighted average fair value of options granted during the years are included in the option activity table below.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - COMMON STOCK OPTIONS (Continued)

                Option activity within each plan is as follows:

                                                                                                                Weighted
                                                 Incentive     Non Qualified    Directors      Nonstatutory      Average
                                                Stock Option   Stock Option    Stock Option       Stock           Price
                                                   Plans           Plans           Plan           Options        Per Share
                                                ------------   -------------   ------------    ------------     ----------
Balance outstanding, January 1, 1995              242,000         109,000              --              --       $    3.032

    Options granted range from $2.375 to
      $2.50 per share                              66,000              --          75,000                       $    2.441
    Options cancelled range from $2.375 to
      $3.875 per share                            (73,500)         (3,000)             --              --       $    2.803
                                                  -------         -------          ------         -------       ----------
Balance outstanding, December 31, 1995            234,500         106,000          75,000              --       $    2.873

    Options granted range from $1.375 to
      $2.063 per share                            314,500         171,000          92,500              --       $    1.625
    Options cancelled range from $2.00 to
      $4.533 per share                           (232,500)       (136,000)        (82,500)             --       $    2.654
                                                  -------         -------          ------         -------       ----------
Balance outstanding, December 31, 1996            316,500         141,000          85,000              --       $    1.725

    Options granted range from $1.375 to
      $2.00 per share                              50,000          69,000           7,500         631,000       $    1.583
    Options cancelled range from $1.375 to
      $4.533 per share                            (93,000)        (10,000)             --              --       $    2.367
                                                  -------         -------          ------         -------       ----------
Balance outstanding, December 31, 1997            273,500         200,000          92,500         631,000       $    1.580
                                                  =======         =======          ======         =======       ==========

Options exercisable, December 31, 1997            158,007          74,334          35,833          91,667       $    1.479
                                                  =======         =======          ======         =======       ==========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - COMMON STOCK OPTIONS  (Continued)

                Information relating to stock options at December 31, 1997 summarized by exercise price are as follows:

                                                Outstanding                                 Exercisable
                               ---------------------------------------------------    ----------------------------
Exercise Price                                           Weighted Average                 Weighted Average
                                                ----------------------------------    ----------------------------
   Per Share                    Shares          Life (Months)       Exercise Price    Shares         Exercise Price
--------------                 -------          ------------        --------------    -------        --------------

Incentive Stock Option Plan:
        $1.375                 223,500               82.6            $    1.375       158,007           $    1.375
        $1.788                  50,000               57.0                 1.788            --                   --
                               -------               ----            ----------       -------           ----------
                               273,500               77.9            $    1.450       158,007           $    1.375
                               =======               ====            ==========       =======           ==========


Non Qualified Stock Option Plan:

        $1.375                 101,000               86.0                 1.375        64,334                1.375
        $1.625                  69,000              117.0            $    1.625            --           $    1.625
        $2.063                  30,000              103.5                 2.063        10,000                2.063
                              --------              -----            ----------       -------           ----------
                               200,000               99.3            $    1.565        74,334           $    1.468
                              ========              =====            ==========       =======           ==========

Directors Stock Option Plan:

        $1.750                   7,500              114.0            $    1.750            --           $       --
        $2.063                  62,500               97.7                 2.063        20,833                2.063
        $2.500                  22,500               90.0                 2.500        15,000                2.500
                              --------              -----            ----------       -------           ----------
                                92,500               97.2            $    2.144        35,833           $    2.246
                              ========              =====            ==========       =======           ==========

Nonstatutory Stock Options:

        $1.375                 425,000               73.0            $    1.375        91,667           $    1.375
        $1.625                  31,000              117.0                 1.625            --                   --
        $2.000                 175,000               82.5                 2.000            --                   --
                              --------              -----            ----------       -------           ----------
                               631,000               77.8            $    1.560        91,667           $    1.375
                              ========              =====            ==========       =======           ==========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - COMMON STOCK OPTIONS (Continued)

                All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been increased to the pro forma amounts presented, and 1995 would have had no effect:

                                                        1997               1996               1995
                                                        ----               ----               ----

Net earnings (loss), as reported                    $  (112,075)       $  (544,292)       $   435,879
Net earnings (loss), pro forma                      $  (285,100)       $  (626,242)       $   435,879

Basic net earnings (loss) per common share
  as reported                                       $     (0.02)       $     (0.11)       $      0.09
Basic net earnings (loss) per common share
  pro forma                                         $     (0.06)       $     (0.13)       $      0.09

Diluted net earnings (loss) per common share,
  as reported                                       $     (0.02)       $     (0.11)       $      0.09
Diluted net earnings (loss) per common share,
  pro forma                                         $     (0.06)       $     (0.13)       $      0.09



                The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996; expected life of options of 7 years and 7 years, respectively, expected volatility of 12% and 20%, respectively, risk-free interest rate of 6.0% and 6.1%, respectively, and a 0% and 0% dividend yield, respectively. The weighted average fair value on the date of grants for options granted during 1997 and 1996 was $.55 and $.55 per option.


                Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1995, 1996 and 1997.

NOTE 9 - COMMON STOCK PURCHASE WARRANTS


                In connection with its initial public offering of common stock, the Company sold to the underwriter, for $100, warrants to purchase 170,000 shares of common stock at $3.75 per share. The warrants were exercisable during the four year period commencing on December 4, 1992. All such warrants expired as of December 4, 1996. No warrants were exercised.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10 - COMMITMENTS

                Operating Leases

                The Company leases its facilities and certain equipment under various operating leases which expire at various dates through January 31, 2002. The facility lease has a renewal option to extend the lease for an additional five years at an agreed upon rental amount. Future minimum lease payments under the noncancelable portion of these leases having terms in excess of one year at December 31, 1997 are presented in the schedule below.

                Year                                                                 Amount
                ----                                                                 ------

                1998                                                                $237,402
                1999                                                                 239,720
                2000                                                                 244,955
                2001                                                                 240,984
                2002                                                                  25,428
                                                                                    --------

                                                                                    $988,489
                                                                                    ========

                Rent expense for the years ended December 31, 1997, 1996 and 1995 was $311,864, $276,579 and $286,276.

                Employment Agreements

                Effective January 1995, the Company entered into an employment agreement with an employee with an initial term of three years and compensation of $90,000. This agreement was extended to December 31, 1998.

                On January 13, 1997, the Company entered into an employment and compensation agreement with a new President and Chief Operating Officer. This agreement expires on December 31, 1999. The minimum aggregate obligation under this agreement is: 1997 - $266,600; 1998 - $292,200; and 1999 - $292,200. The
agreement also allowed for reimbursable expenses in 1997 amounting up to approximately $57,000. In addition, the agreement requires the Company to co-sign on a home loan up to $250,000, upon the request of the President. As of the end of December 31, 1997, the employee had not requested the Company to co-sign on a home loan.

                On January 13, 1997, the Company entered into another employment and compensation agreement with an Executive Vice President and Creative Director. On January 30, 1998, this individual resigned from the Company. Upon resignation, the employment and compensation agreement was cancelled and the Company entered into a consulting agreement. The consulting agreement commences in February 1998 for a period of twelve months at $12,500 per month.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10 - COMMITMENTS (Continued)

                On October 1, 1997, the Company entered into an employment agreement and compensation agreement with the Chairman of the Board and Chief Executive Officer. This agreement expires on September 30, 2000, unless further extended or sooner terminated as provided in the agreement. The Company shall pay the executive an initial annual salary of $250,000 subject to cost of living increases and annual Board evaluation. The agreement also allows for an additional payment of $60,000 annually in lieu of paying any life insurance premiums which benefit the executive. Additionally, the agreement provides $10,000 toward the cost of a long-term disability insurance policy. If such policy is not available, this amount is to be paid to the executive at year end. A provision for an auto allowance at $10,200 per year, as well as, reimbursement for other related expenses is included in the agreement.

                On November 13, 1997, the Company reached an agreement with a new Executive Vice President and Chief Financial Officer for employment to begin January 1998. The employment agreement effective January 19, 1998, was for an initial term of three years with compensation of $175,000 in the first year, $183,750 in the second year and $192,950 in the third year.

                Consulting Agreement

                On November 1, 1996, the Company entered into a consulting agreement with the former President. This consulting agreement expires on December 31, 2001. The minimum aggregate obligation under this agreement is:
1997 - $150,000; 1998 - $150,000; 1999 - $150,000; 2000 - $120,000; and 2001 -
$120,000. Management evaluated this agreement and determined that $192,000 related to the consulting agreement should be recorded in fiscal year 1996 as additional severance costs. This was based on evaluating the future benefit of the consulting agreement to the Company.

NOTE 11 - SALES

                Export sales accounted for approximately 52%, 40%, and 52% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995. Sales by geographic area are as follows:

                             1997       1996       1995
Geographic Area             Percent    Percent    Percent
---------------             -------    -------    -------
        Europe                32         28         34
        Asia                  13          8         12
        Other                  7          4          6

                Approximately 15% of sales was made to one customer in 1997, 25% and 11% of sales in 1996 were made to two customers and 13% of sales in 1995 was made to one customer. During the year ended December 31, 1997, approximately 31% of the Company's sales were derived from three key customers.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 12 - PURCHASES


                The Company does not have manufacturing facilities. Most of the Company's products are manufactured by four printers located in Hong Kong, Colombia, Singapore, and Thailand. The Company's operations are subject to the customary risks of doing business abroad.

NOTE 13 - EMPLOYEE BENEFIT PLAN


                The Company maintains a qualified defined contribution employee benefit plan (the "401(k) plan") covering substantially all employees who have been employed for greater than one year and are at least 21 years of age. The Company is required to contribute as a matching contribution an amount equal to a specified percentage of employee contributions. In addition, the Board of Directors may further elect to make discretionary contributions. Total contributions made by the Company to the 401(k) plan during the years ended December 31, 1997, 1996 and 1995 were $35,941, $64,344, and $81,994.

NOTE 14 -  RELATED PARTY TRANSACTIONS


                In May 1994, the Company entered into an agreement with an affiliated entity, The Hunt Creative Group ("Hunt Group"), where the principal owner is the Company's Chief Executive Officer and a member of the Company's Board of Directors. The Company agreed to subsidize this entity from August 1, 1994 through December 31, 1996 in return for a right of first refusal on any products developed by the entity pursuant to the terms of the agreement. The subsidy was $400,000 for each of the calendar years 1996 and 1995 and $0 for 1997. At December 31, 1997, 1996 and 1995, the Company had advance royalties less royalties earned of $70,000, $239,000 and $20,000 to the Hunt Group.

                The Hunt Creative Group Merger


                Subsequent to year end, the Company signed an agreement and plan of merger with Hunt Group, a related party, subject to shareholders approval and other conditions, which allows the Company to acquire all of the outstanding shares of the Hunt Group in exchange for shares of Company stock. The terms of the agreement include the Hunt Group forgiving all royalties earned subsequent to October 1, 1997 in exchange for 250,000 shares of the Company's stock to be issued upon the effective date of the merger. This agreement requires that an additional 78,000 contingent shares be issued to Mr. Hunt in three separate amounts of 26,000 each when cumulative sales of Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. The agreement also transfers the ownership of any and all copyrights or patents to the Company.


                The Hunt Group was established in 1994 by Waldo Hunt, the Company's founder and Chairman, to develop distinct products normally not pursued by the Company. The Company and the Hunt Group entered into an agreement in May 1994 where the Hunt Group would receive a 10% commission or royalty for the life of Mr. Hunt on sales of all products it developed which were accepted and sold by the Company. The Hunt Group developed approximately twelve different series of products of which two were first released in late 1996 with six shipping in 1997. The remainder of the projects are still under development for possible future release.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 15 - FOURTH QUARTER ADJUSTMENTS

                During the fourth quarter of 1996, the Company recorded adjustments which increased its loss in the amount of approximately $640,000 which consists of $312,000 relating to a contract settlement and consulting agreement with the Company's former President and Chief Executive Officer, increased legal fees of $63,000, expenses related to the move of its corporate headquarters of $141,000, expenses related to the pursuit and evaluation of an acquisition candidate of $94,000 and expenses related to hiring of a new President and Vice President $30,000.

NOTE 16 - EARNINGS PER SHARE

                The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                    1997            1996            1995
                                                    ----            ----            ----

Basic weighted average shares outstanding         4,782,937       4,782,798       4,782,798
Diluted effect of stock options                          --              --         227,074

Diluted weighted average shares outstanding       4,782,937       4,782,798       5,009,872


                Options to purchase 1,197,000 shares were outstanding during the year ended 1997 but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                             INTERVISUAL BOOKS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


Column A                                 Column B             Column C               Column D             Column E
-----------                             ----------           ----------            -------------         -----------
                                                             Additions
                                        Balance at           charged to                                  Balance at
                                         beginning           costs and                                     end of
Description                               of year             expenses             Deductions(a)             year
-----------                             ----------           ----------            -------------         -----------
Allowance for possible
    losses on receivables

Year ended December 31,

    1997                                $161,000            $   10,000              $(43,000) (a)      $    128,000

    1996                                 158,000               100,000               (97,000) (a)           161,000

    1995                                  56,000               110,000                (8,000) (a)           158,000


Accumulated amortization
    of production costs

Year ended December 31,


    1997                             $12,936,064            $1,266,567              $     --           $14,202,631

    1996                              11,647,134             1,288,930                    --            12,936,064

    1995                              10,359,779             1,286,226                 1,129            11,647,134


(a) Write-off of uncollectible accounts.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

             None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and directors of the Company are as follows:

Name                                Age               Position
----                                ---               --------
Waldo H. Hunt                        77              Chairman of the Board, Chief
                                                       Executive Officer, Director
Nathan N. Sheinman                   48              President, Chief Operating
                                                       Officer, Director
Dan P. Reavis                        48              Executive Vice President,
                                                       Chief Financial Officer,
                                                       Director
Gail A. Thornhill                    45              Controller, Secretary
Gordon Hearne                        74              Director
Leonard William Jaffe                79              Director
John J. McNaughton                   75              Director
Peter Seymour                        65              Director

         Directors of the Company hold office until the next annual meeting of the stockholders, and until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors subject to the provisions of their employment contracts, if any.

         Waldo H. Hunt has been a director and the Chairman of the Board of the Company since its organization in 1975. In November 1996, he assumed the additional role of Chief Executive Officer. He previously served as its Chief Executive Officer and Chief Financial Officer from 1975 to January 1992. From 1994 through December 1996, Mr. Hunt also served as Chairman of The Hunt Creative Group, a company founded by Mr. Hunt in 1994 (the "Hunt Group"). Mr. Hunt is the founder of the Company and is considered by many to be the father of the modern-day pop-up industry.

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

         Dan P. Reavis became Executive Vice President and Chief Financial Officer on January 19, 1998. Mr. Reavis joined the Board as a director in February 1998. Prior to joining the Company, Mr. Reavis was the Executive Vice President of Operations and Chief Financial Officer of Price Stern Sloan Publishers for ten years before that company was acquired by the Putnam Berkeley Group.

         Gail A. Thornhill was appointed Secretary of the Company in February 1993. Ms. Thornhill has been employed by the Company since 1980 in various capacities and has served as its Controller and Chief Accounting Officer since February 1992.

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

         Leonard W. Jaffe became a director of the Company in February 1998. Prior to joining the Company, Mr. Jaffe was a director, Vice-Chairman and Chairman of the Executive Committee of National Education Corporation ("NEC") from 1976 until acquired by Harcourt General in June of 1997. He was a director of Steck-Vaughn Publishing Company from 1993 until acquired by Harcourt General in February 1998. He also serves as a consultant to various US and international companies.

         John J. McNaughton has been a director of the Company since September 1991. Mr. McNaughton was a member of the Board of Directors of National Education Corporation ("NEC"), a company he founded in 1954 until NEC was acquired by Harcourt General in June 1997. From 1954 to 1984, Mr. McNaughton was the Chief Executive Officer and from 1954 to 1988 was the Chairman of the Board of NEC.

         Peter Seymour became a director of the Company in February 1996. He was the Company's Vice President and Editorial Director from January 1991 until his retirement in June 1995. Mr. Seymour had been employed by the Company since October 1988 as Editorial Director; and from 1980 to October 1988, he was a consultant and free-lance editor for the Company.

         Effective January 30, 1998, Neil Stuart, formerly the Company's Executive Vice President and Creative Director, resigned from the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms furnished to the Company and certain written representations, the Company believes that during the last fiscal year all Section 16 (a) filing requirements applicable to its officers, directors and greater than 10-percent beneficial owners were complied with the exception that (i)Mr. Hunt filed two Form 4's in March 1998 disclosing the grant of stock options and a gift of shares by Hunt, which transactions should have been reported on a Form 5 before the 45th day after the Company's fiscal year end, and (ii) Mr. Hunt filed in December 1997 after the 10th day of the month a Form 4 disclosing a sale which occurred in November 1997.

Item 11.  EXECUTIVE COMPENSATION

Cash Compensation

         The following table sets forth in the prescribed format the compensation paid to all person's serving as the Company's Chief Executive Officer and the other executive officers of the Company which received total annual salary and bonus in excess of $100,000 for services rendered in all capacities during the Company's last completed fiscal year:


                           SUMMARY COMPENSATION TABLE

                                                                              LONG-TERM
                                            ANNUAL COMPENSATION              COMPENSATION
                                            -------------------              ------------
                                                                              Securities
                                                          Other Annual        Underlying      All Other
      Name and                        Salary      Bonus   Compensation         Options       Compensation
 Principal Position        Year(1)     ($)           ($)     ($) (2)             (#)            ($)(3)
-------------------        ------     ------      -----   ------------       ------------    ------------

Waldo H. Hunt               1997     243,333         --        68,414           150,000        4,750
Chairman, CEO               1996           1         --            --                --           --
                            1995           1         --            --                --           --

Nathan N. Sheinman          1997     233,974         --            --           300,000           --
President, COO


Neil Stuart (4)             1997     163,782         --            --           125,000           --
Executive Vice President
  Creative Director


----------------------
(1) Messrs. Sheinman and Stuart joined the Company in 1997 and, accordingly, no information is disclosed with respect to prior years for these individuals. In November 1996, Mr. Hunt assumed the role of Chief Executive Officer of the Company upon the resignation of the Company's former President and CEO.

(2) The amount disclosed in this column includes $60,000 for a life insurance policy.

(3) The amounts disclosed in this column represent contributions to the company's 401(k) plan.

(4) Mr. Stuart's employment with the Company ceased on January 30, 1998. In connection with his leaving the Company, Mr. Stuart agreed to provide consulting service commencing February 1, 1998 for 12 months for a fee of $12,500 per month.

         The following tables set forth certain information with respect to the executive officers named in the Summary Compensation table in the prescribed formats with respect to options granted and exercised under the Company's various stock option plans during the last fiscal year:

                       OPTION GRANTS IN LAST FISCAL YEAR

                    Number of                                                     Potential Realizable
                    Securities                                                      Value at Assumed
                    Underlying      % of Total                                   Annual Rates of Stock
                     Options     Options Granted    Exercise                       Price Appreciation
                     Granted     To Employees In     Price      Expiration        for Option Term (2)
Name                  (#)(1)     Fiscal Year (%)      ($)          Date          5%              10%
----                ----------   ---------------    --------    ----------    --------        --------
Waldo H. Hunt        100,000          13.3%         $1.6250        2007       $102,195        $258,983
Waldo H. Hunt         50,000           6.7%         $1.7875        2002       $14,323          $41,479
Nathan Sheinman      300,000          40.0%         $1.3750        2004       $167,929        $391,346
Neil Stuart          125,000          16.7%         $1.3750        2004       $69,970         $163,061

--------------------

(1) Of the options granted to Mr. Hunt, options to purchase 119,000 shares were granted under the Company's existing stock option plans and options to purchase 31,000 shares were granted pursuant to a separate agreement and are subject to shareholder approval at the Company's 1998 annual meeting of shareholders. All options granted to Mr. Hunt vest in three annual increments of one third each. In connection with their employment with the Company, Mr. Sheinman and Mr. Stuart entered into nonstatutory stock option agreements with the Company pursuant to which Mr. Sheinman and Mr. Stuart were granted options to purchase 300,000 and 125,000 shares of Company common stock, respectively. Of the options granted to Mr. Sheinman, 66,667 shares were exercisable on December 31, 1997, 116,667 shares are exercisable on December 31, 1998 and 116,666 shares are exercisable on December 31, 1999. Of the options granted to Mr. Stuart, options to purchase 75,000 shares became exercisable in connection with Mr. Stuart's separation from the Company in January 1998 and the remaining options were terminated. All options granted accelerate upon a change of control of the Company as determined in accordance with the terms of the appropriate agreement or stock option plan. The options are subject to earlier termination in certain events related to the termination of the optionee's employment and the Company's option plans grant discretionary power to change or modify the terms of the option grants.

(2) Potential realizable value is based on an assumption that the stock price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. Such amounts are based on the assumption that the named persons hold the options for their full term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                    Number of Securities           Value of Unexercised
                        Shares                     Underlying Unexercised          In-the-Money Options
                       Acquired        Value          Options at FY-End                at FY-End(1)
                     On Exercise     Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
       Name              (#)            ($)           (#)             (#)             ($)             ($)
       ----          -----------     --------     -----------   --------------    -----------    -------------
Waldo H. Hunt            None           N/A            0            150,000            0            235,625
Nathan Sheinman          None           N/A         66,667          233,333         125,001         437,499
Neil Stuart              None           N/A         25,000          100,000         46,875          187,500

--------------------
(1) The amounts in this column are calculated using the difference between the closing market price of the Company's common stock at the Company's 1997 fiscal year-end and the option exercise prices.

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

         Employment Agreements. In January 1997, the Company entered into a three-year Employment Agreement with Mr. Sheinman employing Mr. Sheinman as the Company's President and Chief Operating Officer. Under his agreement, Mr. Sheinman is to receive an initial annual salary of $275,000, an automobile allowance, relocation assistance and certain other benefits. The Company also agreed to co-sign a home loan of up to $250,000 for Mr. Sheinman. As of the end of 1997, Mr. Sheinman had not requested the Company to co-sign on a home loan. Pursuant to his Employment Agreement, Mr. Sheinman was granted options to purchase 300,000 shares of the Company's common stock.

         In January 1997, the Company also entered into a three-year Employment Agreement with Mr. Stuart employing Mr. Stuart as the Company's Executive Vice President and Creative Director. Under his agreement, Mr. Stuart received an initial annual salary of $175,000 per year, an automobile allowance, relocation assistance and certain other benefits. Pursuant to his Employment Agreement, Mr. Stuart was granted options to purchase 125,000 shares of the Company's common stock. This agreement was cancelled effective January 30, 1998. In connection with Mr. Stuart's resignation from the Company, a new agreement for consulting services was entered into with Mr. Stuart at $12,500 per month for 12 months commencing February 1998.

         Effective October 1997, the Company entered into an Employment Agreement with Waldo H. Hunt, the Company's Chairman of the Board and Chief Executive Officer. This agreement expires on September 30, 2000, unless further extended or sooner terminated as provided in the agreement. The Company shall pay the executive an initial annual salary of $250,000 subject to cost of living increases and annual board evaluation. The agreement also allows for lifetime additional annual payments of $60,000 in lieu of paying any life insurance premiums which benefit Mr. Hunt. Additionally, the agreement provides $10,000 toward the cost of a long term disability insurance policy. If such policy is not available, this amount is to be paid to Mr. Hunt at year end. A provision for an auto allowance at $10,200 per year as well as reimbursement for other related expenses and certain other benefits are included in the agreement. Pursuant to his Employment Agreement, Mr. Hunt was also granted options to purchase 150,000 share of the Company's common stock.

         In November 1997, the Company reached an agreement with a Dan P. Reavis, for employment as the Company's Executive Vice President and Chief Financial Officer to begin January 1998. The employment agreement effective January 19, 1998, was for an initial term of three years with compensation of $175,000 in the first year, $183,750 in the second year and $192,950 in the third year. Pursuant to his Employment Agreement, Mr. Reavis was granted options to purchase 175,000 shares of the Company's common stock.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table sets forth certain information concerning beneficial ownership of common stock of the Company as of February 27, 1998, by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's common stock, by each director of the Company, each executive officer named in the Summary Compensation Table, and by all current directors and officers as a group. Except as otherwise noted, the following shareholders have sole voting and investment power with respect to the shares indicated except to the extent that authority is shared by spouses under applicable law.

                                                                Amount and Nature
                                                                 of Beneficial           Percent
Name                                                             Ownership(1)(2)        of Class
----                                                            -----------------       --------
Waldo H. Hunt/The Hunt Trust (3)..................               2,512,917                52.4
  2716 Ocean Park Blvd. #2020
  Santa Monica, CA  90405
BankAmerica Corporation ..........................                 332,550(4)              7.0
  555 California Street, Suite 2600
  San Francisco, CA 94104
Dan P. Reavis ....................................                   1,000                   *
Nathan N. Sheinman ...............................                  66,667                 1.4

Neil Stuart (5) ..................................                  75,000                 1.5
Gordon Hearne ....................................                  20,000                   *
Leonard W. Jaffe .................................                   1,000                   *
John J. McNaughton ...............................                  41,833                   *
Peter Seymour ....................................                  29,591                   *
All directors and officers as a
  group (9 persons)  .............................               2,769,092                54.9


*    Less than 1%

(1) Information relating to beneficial ownership of shares of Company common stock is based upon the rules set forth under the Securities Exchange Act of 1934. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Includes the following number of shares of common stock that may be purchased upon the exercise of options granted by the Company which are exercisable on February 27, 1998 or within 60 days thereafter: Mr. Sheinman, 66,667; Mr. Stuart, 75,000; Mr. Hearne, 20,000; Mr. McNaughton, 40,833; Mr.
Seymour, 20,000; and all directors and executive officers as a group, 243,584.

(3) All such shares are owned of record by Waldo H. Hunt and Patricia E. Hunt, Trustees of The Hunt Trust, UTA May 30, 1980, of which both Trustees have shared voting and investment power.

(4) Based on a Schedule 13D, dated October 1, 1997 filed with the Securities and Exchange Commission by BankAmerica Corporation and related parties, including Robertson Stephens & Co. L.P. and Bayview Investors, Ltd., BankAmerica Corporation and related entities have voting and dispositive power over such shares.

(5) Mr. Stuart resigned his position with the Company on January 30, 1998. As part of his resignation, 75,000 options became exercisable.

Item  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In May 1994, the Company and Mr. Hunt entered into a letter agreement pursuant to which Mr. Hunt formed The Hunt Creative Group ("Hunt Group"), a company owned by Mr. Hunt. The Hunt Group created new products not normally pursued by the Company in its day-to-day activities and under the letter agreement, the Company received a right of first refusal on products developed by the Hunt Group. Under the agreement, products developed by the Hunt Group and accepted and subsequently sold by the Company earn a 10% royalty payable to the Hunt Group. At December 31, 1997, 1996 and 1995, the Company had advance royalties less royalties earned of $70,000, $239,000 and $20,000 to the Hunt Group.

         In March 1998, the Company signed an Agreement and Plan of Merger with the Hunt Group and the Hunt Family Trust pursuant to which the Hunt Group will be merged with and into the Company. Consummation of the merger is subject to shareholder approval at the Company's next annual meeting of the shareholders and certain other conditions. Under the terms of the proposed transaction, Mr. Hunt and the Hunt Group gave up rights to all commissions or royalties due after October 1, 1997 on products developed by the Hunt Group and sold by the Company in exchange for the issuance by the Company of 250,000 shares of the Company's common stock on the effective date of the merger and the additional right to receive up to 78,000 contingent shares of common stock. The 78,000 contingent shares would be issued in three separate amounts of 26,000 shares each, provided cumulative sales of the Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. The proposed merger is expected to be submitted to the Company's shareholders for approval at the Company's 1998 annual meeting of shareholders.



Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Report.

                  1. Financial Statements. A list of financial statements is contained in "Index to Financial Statements" on page 18 hereof.

                  2. Financial Statement Schedule. The following financial statement schedule of Intervisual Books, Inc., for the years ended December 31, 1997, 1996, and 1995 is filed as a part of this Report and should be read in conjunction with the Financial Statements of Intervisual Books, Inc.



       Schedule                                                             Page
       --------                                                             ----
         II                Valuation and Qualifying Accounts.............    42

         Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is indicated in the Financial Statements or Notes thereto.

                  3. Exhibits.

EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

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

10.2*             1993 Incentive Stock Option Plan (Incorporated by reference to
                  Exhibit 4.3 to Registrant's Registration Statement on Form S-8 (No. 33- 58990).)

10.3* Non-Qualified Stock Option Plan and Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit
                  10.5 to Registrant's Registration Statement on Form S-18 (No. 33-43068-LA).)

10.4* 1993 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registrant's Registration Statement on Form S-8 (No. 33-58990).)

10.5* Letter Agreement dated May 12, 1994 between the Company and Waldo H. Hunt (Incorporated by reference to Exhibit 28.1 to Registrant's Current Report on Form 8-K dated May 31, 1994.)

10.6* Employment Agreement between the Company and Rodger Smith (Incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.7* Non-employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)


10.8* Consulting Agreement between the Company and Charles E. Gates (Incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.9*             Employment Agreement between the Company and Nathan N.
                  Sheinman(Incorporated by reference to Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.10* Nonstatutory Stock Option Agreement to purchase 200,000 shares of common stock between the Company Nathan N. Sheinman (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.11* Nonstatutory Stock Option Agreement to purchase 100,000 shares of common stock between the Company and Nathan N. Sheinman (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.12* Employment Agreement between the Company and Neil Stuart (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13* Nonstatutory Stock Option Agreement to purchase 75,000 shares of common stock between the Company and Neil Stuart (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.14* Nonstatutory Stock Option Agreement to purchase 50,000 shares of common stock between the Company and Neil Stuart (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.15 Office Lease between Watt Headquarters Limited Partnership and the Company dated August 8, 1996 (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.16 Second Lease Addendum between Watt Headquarters Limited Partnership and the Company dated December 3, 1996 (Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.17 Amendment to Lease Agreement between Watt Headquarters Limited Partnership and the Company dated January 27, 1997 (Incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.18* Form of Indemnification Agreement provided to Company's executive officers and directors

10.19*            Employment Agreement between the Company and Waldo H. Hunt

10.20*            Nonstatutory Stock Option Agreement between the Company and
                  Waldo H. Hunt

10.21*            Employment Agreement between the Company and Dan P. Reavis

10.22*            Nonstatutory Stock Option Agreement between the Company and
                  Dan P. Reavis

10.23             Business Loan Agreement between the Company and Santa Monica
                  Bank

10.24             Commercial Security Agreement between the Company and Santa
                  Monica Bank

10.25 Assignment of Copyright as Collateral for Line of Credit between the Company and Santa Monica Bank

10.26             Promissory Note between the Company and Santa Monica Bank

10.27 Indemnification Agreement between the Company and Waldo Hunt and The Hunt Family Trust

10.28 Severance Agreement and General Release between the Company and Neil Stuart

10.29             Consulting Agreement between the Company and Neil Stuart

10.30 Agreement and Plan of Merger between the Company and The Hunt Creative Group and The Hunt Family Trust

11.               Statement re: Computation of Per Share Earnings

23.               Consent of Independent Certified Public Accountants

24.               Power of Attorney (contained on signature page)

27.               Financial Data Schedule

--------------------------

*    Indicates management contract or compensatory plan or arrangement


         (b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INTERVISUAL BOOKS, INC.


Date:  March 30, 1998                By:  /s/ Nathan N. Sheinman
                                          ---------------------------------
                                          Nathan N. Sheinman, President,
                                          Chief Operating Officer, Director


Date:  March 30, 1998                By:  /s/ Dan P. Reavis
                                          ---------------------------------
                                          Dan P. Reavis, Executive Vice
                                          President, Chief Financial Officer,
                                          Director

Date:  March 30, 1998                By:  /s/ Gail A. Thornhill
                                          ---------------------------------
                                          Gail A. Thornhill, Controller
                                          Chief Accounting Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Waldo H. Hunt, Nathan N. Sheinman and Dan
P. Reavis, or any of them, his attorney-in-fact, each with the power of substitution in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                     DATE
---------                              -----                     ----

/s/ Waldo H. Hunt                   Chairman, Chief           March 30, 1998
-------------------                 Executive Officer,
WALDO H. HUNT                       Director


/s/ Nathan N. Sheinman              President, Chief          March 30, 1998
---------------------------         Operating Officer,
NATHAN N. SHEINMAN                  Director


/s/ Dan P. Reavis                   Executive Vice            March 30, 1998
---------------------------         President, Chief
DAN P. REAVIS                       Financial Officer,
                                    Director


/s/Leonard W. Jaffe                 Director                  March 30, 1998
---------------------------
LEONARD WILLIAM JAFFE



/s/ Gordon Hearne                   Director                  March 30, 1998
---------------------------
GORDON HEARNE



                                    Director                  March   , 1998
---------------------------
JOHN J. MCNAUGHTON



/s/ Peter Seymour                   Director                  March 30, 1998
---------------------------
PETER SEYMOUR

                             INTERVISUAL BOOKS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997
                       INDEX OF EXHIBITS FILED WITH REPORT


Exhibit

10.18* Form of Indemnification Agreement provided to Company's executive officers and directors

10.19*   Employment Agreement between the Company and Waldo H. Hunt

10.20*   Nonstatutory Stock Option Agreement between the Company and Waldo H.
         Hunt

10.21*   Employment Agreement between the Company and Dan P. Reavis

10.22*   Nonstatutory Stock Option Agreement between the Company and Dan P.
         Reavis

10.23    Business Loan Agreement between the Company and Santa Monica Bank

10.24    Commercial Security Agreement between the Company and Santa Monica Bank

10.25 Assignment of Copyright as Collateral for Line of Credit between the Company and Santa Monica Bank

10.26    Promissory Note between the Company and Santa Monica Bank

10.27 Indemnification Agreement between the Company and Waldo Hunt and The Hunt Family Trust

10.28    Severance Agreement and General Release between the Company and Neil
         Stuart

10.29    Consulting Agreement between the Company and Neil Stuart

10.30 Agreement and Plan of Merger between the Company and The Hunt Creative Group and The Hunt Family Trust

11.      Statement re: Computation of Per Share Earnings

23.      Consent of Independent Certified Public Accountants

24.      Power of Attorney (contained on signature page)

27.      Financial Data Schedule