Form 10-Q
period 1998-03-31
INTERVISUAL BOOKS INC /CA
filed 1998-05-15
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period _____________ to _____________

                         Commission File Number: 1-10916

                             INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

           California                                         95-2929217
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California                                     90405
--------------------------------------                       -----
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code:   (310)  396-8708

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of March 31, 1998, there were 4,822,215 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                   Page
        Item 1.  Financial Statements

               Balance Sheets - March 31, 1998, and December 31, 1997              1

               Statements of Operations - Three months ended March 31, 1998
               and 1997                                                            2

               Statements of Cash Flows - Three months ended March 31,
               1998 and 1997                                                       3

               Notes to Financial  Statements                                      4

        Item 2.  Management's Discussion and Analysis of Financial Condition       6
               and Results of Operations

PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                  9

SIGNATURES                                                                         9


                             INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                 3/31/98      12/31/97
                                                 -------      -------
                                                  (unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                     $ 1,118      $ 2,383
   Accounts receivable, less allowances
      of $132 and $128                             2,578        5,468
   Inventories                                     1,475        1,267
   Prepaid expenses                                  640          309
   Royalty advances                                  427          372
                                                 -------      -------
      Total current assets                         6,238        9,799

Production costs, net of accumulated
    amortization of $14,355 and $14,267            3,940        3,677

Property and equipment, net of accumulated
   depreciation of $878 and $855                     236          249
                                                 -------      -------
                                                 $10,414      $13,725
                                                 =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                3,001        5,541
   Accrued royalties                                 207          379
   Accrued expenses                                  288          364
   Income taxes payable                               --          130
   Customer deposits                                  60           37
                                                 -------      -------
     Total current liabilities                     3,556        6,451

Deferred income taxes                                161          161
                                                 -------      -------

     TOTAL LIABILITIES                             3,717        6,612
                                                 -------      -------

Stockholders' Equity:
   Common stock, no par value; shares
     authorized 10,000,000, shares issued
     and outstanding 5,072,215 at March 31,
     1998 (includes 250,000 to be issued)
     and 5,036,132 at December 31, 1997            4,624        4,574
   Additional paid in capital                        301          301
   Retained earnings                               1,772        2,238
                                                 -------      -------

     TOTAL STOCKHOLDERS' EQUITY                    6,697        7,113
                                                 -------      -------

                                                 $10,414      $13,725
                                                 =======      =======

See notes to financial statements.
                                       1

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                          1998            1997
                                                         -------        -------
Net sales                                                $ 1,158        $ 2,089
Rights income                                                152              7
                                                         -------        -------
Total revenues                                             1,310          2,096

Cost of sales                                                891          1,664
                                                         -------        -------

   Gross profit                                              419            432

Selling, general and administrative expenses               1,077          1,076
Interest income, net                                          13             18
                                                         -------        -------

Loss before income taxes                                    (645)          (626)

Income tax benefit                                          (182)          (213)
                                                         -------        -------

Net loss                                                 $  (463)       $  (413)
                                                         =======        =======

Loss per common share
   Basic                                                 $ (0.09)       $ (0.08)
                                                         =======        =======
   Diluted                                               $ (0.09)       $ (0.08)
                                                         =======        =======

Weighted average number of common shares
and equivalents outstanding:
   Basic                                                   5,050          5,033
                                                         =======        =======
  Diluted                                                  5,050          5,033
                                                         =======        =======

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                       1998          1997
                                                                                    -------       -------
Cash flows from operating activities:
   Net loss                                                                         $  (463)      $  (413)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
       Depreciation and amortization                                                    108           168
       Provision for losses on accounts receivable                                        4            15
       Provision for abandoned titles                                                     3            11
       Excess fair market value over book value
       of assets acquired                                                                (3)           --
       Increase (decrease) from changes in:
           Accounts receivable                                                        2,886         1,256
           Inventories                                                                 (208)         (106)
           Prepaid expenses                                                            (331)         (284)
           Royalty advances                                                             (55)           63
           Accounts payable                                                          (2,540)         (728)
           Accrued royalties                                                           (172)         (327)
           Accrued expenses                                                             (76)         (167)
           Income taxes payable                                                        (130)           --
           Customer deposits                                                             23            (4)
           Officer loan                                                                  --           (65)
           Deferred income taxes                                                         --             3
                                                                                    -------       -------
             Net cash used in operating activities                                     (954)         (578)
                                                                                    -------       -------

Cash flows from investing activities:
   Proceeds from exercise of options                                                     50            --
   Proceeds from sales and maturities of marketable securities                           --           724
   Additions to property and equipment                                                  (10)          (39)
   Additions to leasehold improvements                                                   --           (33)
   Additions to production costs                                                       (351)         (293)
                                                                                    -------       -------
             Net cash (used in) provided by investing activities                       (311)          359
                                                                                    -------       -------

Net decrease in cash and cash equivalents                                            (1,265)         (219)

Cash and cash equivalents, beginning of period                                        2,383           721
                                                                                    -------       -------

Cash and cash equivalents, end of period                                            $ 1,118       $   502
                                                                                    =======       =======

Supplemental disclosures of cash flow information:
Cash paid during the perior for:
    Income taxes                                                                    $   153       $     1



See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the three month period ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share because the effect would be antidilutive. Weighted average and per share information for the three months ended March 31, 1997 were restated in accordance with SFAS 128, however, had no effect on the amounts previously presented.

Note 3 - Merger with the Hunt Group

On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Group, a related party, pursuant to which the Hunt Group will be merged with and into the Company. Consummation of the merger is subject to shareholders approval at the Company's next annual meeting. Under the terms of the agreement, the Company will issue 250,000 shares of the Company's stock for all the outstanding stock of the Hunt Group. The Company stock will be issued to the Hunt Family Trust, sole shareholder of the Hunt Group. Additionally, the agreement calls for an additional 78,000 contingent shares to be issued to the Hunt Family Trust in three separate amounts of 26,000 each when cumulative sales of the Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. The agreement also includes the Hunt Group forgiving all royalties earned subsequent to October 1, 1997 and that all copyrights and patents be transferred to the Company.

The merger was accounted for as a combination of entities under common control, which is accounted for in a similar manner as a pooling of interest. Accordingly, the Company's financial statements have been restated to include the results of the Hunt Group for all periods presented. This merger was considered insignificant in relation to the Company's operations and financial condition and, therefore, proforma information is not required.

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

In 1998, the Company will reenter the commercial/premium business. This effort will include the creation, development and production of paper-based premiums and advertising products. The Company was a leader in this field before selling its commercial division in 1991. These products will be offered mainly through Equity Marketing, a leading premium and promotional products company. Under the arrangement, Equity Marketing will sell and market promotional products created and developed by the Company.

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1998 were $1,158,000 as compared to $2,089,000 for the prior year. The sales decrease of $931,000 for the three month period was made up of a drop in foreign sales of $569,000 and lower domestic sales of $362,000. For the first quarter of 1998, foreign sales were $593,000 as compared to $1,162,000 in the first quarter of 1997. Domestic sales were $565,000 for the first three months of 1998 compared to $927,000 for the same period last year. The current economic conditions in Asia affected many of our Far East customers and resulted in lower sales of approximately $425,000. Also affecting foreign sales was the continued rise in strength of the US dollar causing some European customers to experience as much as a 10% increase in the cost of our books. The Company prices all of its products in US dollars. The Company will be offering its foreign customers special prices in an effort to stimulate sales for shipment later this year. We will ask our printing partners to join the Company in this program by reducing their prices to help offset any loss of gross margin. US sales in the first quarter of 1998 were lower primarily because the Company did not duplicate a first quarter 1997 rollout of a new item sold to a major direct seller. The Company currently has a number of new products which have tested favorably with direct sellers, and shipments are expected later in the year.

Rights income in the first quarter of 1998 exceeded last year's first quarter by more than $150,000. These sales do not require that the Company manufacture, and, therefore, have no related cost. The Company plans to continue to expand this new source of revenues in the future.

Gross profit margin for the three month period ended March 31, 1998 was 23.1% of sales (excluding rights income) as compared to 20.3% for the same period of 1997. Costs of sales consists primarily of manufacturing costs, book development amortization, and royalties. Manufacturing costs were $772,000 or 66.7% of sales for the three months ended March 31, 1998, compared to $1,441,000 or 69% of sales for the same period of 1997. Since the Company manufactures the majority of its products in Asian countries, which are experiencing a major economic downturn, we anticipate being able to obtain lower costs for the foreseeable future. Amortization was $78,000 or 6.8% of sales for the three months ended March 31, 1998, versus $150,000 or 7.2% of sales for the comparable period of 1997. Royalties for the first three months of 1998 were $41,000 or 3.5% of sales compared to $73,000 or 3.5% of sales for the same period of 1997. All percentages are calculated on net sales which do not include rights income.

Selling, general and administrative expenses for the three month period ended March 31, 1998 were $1,077,000 as compared to $1,076,000 for the comparable period of the prior year. These expenses are comprised of personnel, selling and administrative. Personnel expenses were $561,000 for the three month period ended March 31, 1998, as compared to $542,000 for the same period of 1997, an increase of $19,000. Selling expenses were $223,000 for the three month period ended March 31, 1998, as compared to $204,000 for the same period of 1997, an increase of $19,000. The Company's administrative expenses were $293,000 for the three month period ended March 31, 1998, as compared to $330,000 for the same period of 1997, a decrease of $37,000.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1,265,000 to $1,118,000 at March 31, 1998 from $2,383,000 at December 31, 1997. At March 31, 1998, working capital was $2,682,000 compared to $3,348,000 at December 31, 1997. The primary use of cash during the three months ended March 31, 1998 was from operations.

Net cash used in operations was $954,000 for the first quarter of 1998 as compared to $578,000 for the corresponding period of the previous year. The $376,000 change in cash from operations was primarily attributable to the net operating loss and decrease in accounts payable, which was partially offset by the decrease in accounts receivable during 1998. These changes can be attributed to the lower sales in the first quarter of 1998 as compared to same period in 1997. Net cash used in investing activities amounted to $311,000 as compared to cash provided of $359,000 during the same period in 1997. This increase in cash used is primarily from an increase in production costs in the first quarter of 1998 versus the same period of 1997 and a decrease in the investments in marketable securities. In 1997, all marketable securities were allowed to mature to generate cash and no new investments were made.

During the first quarter of 1998 the Company secured a $2,000,000 revolving line of credit with a new bank which expires April 1, 1999. The Company may borrow against this line, as well as issue letters of credit. The line of credit contains restrictive covenants, including covenants which require a minimum tangible net worth of the Company, minimum working capital, and other requirements. The line of credit is secured by the Company's assets. As of March 31, 1998, the Company had $2,000,000 available on this line.

As of May 1, 1998, the Company did not have any commitments for any material capital expenditures for 1998 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow on its revolving line of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

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

(a)     Exhibits required by Item 601 of Regulation S-K
        27.    Financial Data Schedule

(b)     Reports on Form 8-K
        None


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERVISUAL BOOKS, INC.



                                    BY:  /s/ NATHAN N. SHEINMAN
                                       -----------------------------------------
                                         Nathan N. Sheinman, President
                                         Chief Operating Officer



                                    BY:  /s/ DAN P. REAVIS
                                       -----------------------------------------
                                         Dan P. Reavis
                                         Executive Vice President
                                         Chief Financial Officer




Date:  May 15, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
------              -----------
  27                Financial Data Schedule