Form 10-Q
period 1998-06-30
INTERVISUAL BOOKS INC /CA
filed 1998-08-11
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of June 30, 1998, there were 4,836,531 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----
        Item 1.  Financial Statements

               Balance Sheets -June 30, 1998, and December 31, 1997                1

               Statements of Operations - Three months ended June 30, 1998
               and 1997; Six months ended June 30, 1998 and 1997                   2

               Statements of Cash Flows - Six months ended June 30,
               1998 and 1997                                                       3

               Notes to Financial  Statements - June 30, 1998                      4

        Item 2.  Management's Discussion and Analysis of Financial Condition       5
                 and Results of Operations

PART II - OTHER INFORMATION

        Item 5.  Other Information                                                 8

        Item 6.  Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                         9

                             INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)


ASSETS                                                    6/30/98          12/31/97
                                                       -------------    -------------
                                                        (unaudited)
Current Assets:
   Cash and cash equivalents                           $         459    $       2,383
   Accounts receivable, less allowances
      of $145 and $128                                         3,705            5,468
   Inventories                                                 1,700            1,267
   Prepaid expenses                                              725              309
   Royalty advances                                              445              372
                                                       -------------    -------------
      Total current assets                                     7,034            9,799

Production costs, net of accumulated
    amortization of $14,632 and $14,267                        4,018            3,677

Property and equipment, net of accumulated
   depreciation of $902 and $855                                 236              249
                                                       -------------    -------------
                                                       $      11,288    $      13,725
                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                            3,788            5,541
   Accrued royalties                                             332              379
   Accrued expenses                                              292              364
   Bank loan                                                     250               --
   Income taxes payable                                           --              130
   Customer deposits                                              95               37
                                                       -------------    -------------
     Total current liabilities                                 4,757            6,451

Deferred income taxes                                            161              161
                                                       -------------    -------------

     TOTAL LIABILITIES                                         4,918            6,612
                                                       -------------    -------------

Stockholders' Equity:
   Common stock, no par value; shares
     authorized 10,000,000, shares issued and
     outstanding 5,112,531 at June 30,
     1998 (includes 276,000 to be issued)
     and 5,036,132 at December 31, 1997
     (includes 250,000 to be issued)                           4,643            4,574
   Additional paid in capital                                    301              301
   Retained earnings                                           1,426            2,238
                                                       -------------    -------------

     TOTAL STOCKHOLDERS' EQUITY                                6,370            7,113
                                                       -------------    -------------

                                                       $      11,288    $      13,725
                                                       =============    =============

See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                 Quarter Ended June 30,            Six Months ended June 30,
                                                1998              1997              1998              1997
                                             ----------        ----------        ----------        ----------
Net sales                                    $    3,579        $    3,293        $    4,737        $    5,382
Rights income                                        51                 9               203                16
                                             ----------        ----------        ----------        ----------
Total revenue                                     3,630             3,302             4,940             5,398

Cost of sales                                     2,861             2,583             3,752             4,247
                                             ----------        ----------        ----------        ----------

   Gross profit                                     769               719             1,188             1,151

Selling, general and administrative               1,239             1,360             2,316             2,436
Interest income, net                                  2                12                15                30
                                             ----------        ----------        ----------        ----------

Loss before income tax benefit                     (468)             (629)           (1,113)           (1,255)

Income tax benefit                                 (121)             (214)             (303)             (427)
                                             ----------        ----------        ----------        ----------

Net loss                                     $     (347)       $     (415)       $     (810)       $     (828)
                                             ==========        ==========        ==========        ==========

Loss per share:
   Basic                                     $    (0.07)       $    (0.08)       $    (0.16)       $    (0.16)
                                             ==========        ==========        ==========        ==========
   Diluted                                   $    (0.07)       $    (0.08)       $    (0.16)       $    (0.16)
                                             ==========        ==========        ==========        ==========

Weighted average number of
   common shares outstanding:
   Basic                                          5,092             5,033             5,071             5,033
                                             ==========        ==========        ==========        ==========
   Diluted                                        5,092             5,033             5,071             5,033
                                             ==========        ==========        ==========        ==========


See accompanying notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)


                                                                                            Six Months Ended June 30,
                                                                                            1998               1997
                                                                                        -------------     -------------
Cash flows from operating activities:
   Net loss                                                                             $        (810)    $        (828)
   Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
       Depreciation and amortization                                                              410               411
       Provision for losses on accounts receivable                                                 16                30
       Provision for abandoned titles                                                              11                22
       Increase (decrease) from changes in:
           Accounts receivable                                                                  1,747               881
           Inventories                                                                           (433)             (469)
           Prepaid expenses                                                                      (416)             (454)
           Royalty advances                                                                       (73)              (22)
           Accounts payable                                                                    (1,753)             (462)
           Accrued royalties                                                                      (47)             (184)
           Accrued expenses                                                                       (72)             (107)
           Income taxes payable                                                                  (130)               --
           Customer deposits                                                                       58               211
           Officer loan                                                                            --               (97)
           Deferred income taxes                                                                   --                 4
                                                                                        -------------     -------------
             Net cash used in operating activities                                             (1,492)           (1,064)
                                                                                        -------------     -------------

Cash flows from investing activities:
   Proceeds from exercise of options                                                               69                --
   Proceeds from sales and maturities of marketable securities                                     --             1,635
   Additions to property and equipment                                                            (29)              (97)
   Additions to leasehold improvements                                                             (5)              (60)
   Additions to production costs                                                                 (717)             (675)
                                                                                        -------------     -------------
             Net cash (used in) provided by investing activities                                 (682)              803
                                                                                        -------------     -------------

Cash flows from financing activities:
   Proceeds from bank loan                                                                        250                --
                                                                                        -------------     -------------
             Net cash provided by financing activities                                            250                --
                                                                                        -------------     -------------

Net decrease in cash and cash equivalents                                                      (1,924)             (261)

Cash and cash equivalents, beginning of period                                                  2,383               721
                                                                                        -------------     -------------

Cash and cash equivalents, end of period                                                $         459     $         460
                                                                                        =============     =============

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
     Income taxes                                                                       $         153     $           1
     Interest expense                                                                               3                --


See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share because the effect would be antidilutive. Weighted average and per share information for the three and six months ended June 30, 1997 were restated in accordance with SFAS 128 which had no effect on the amounts previously presented.

Note 3 - Merger with the Hunt Group

On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Group, a related party, pursuant to which the Hunt Group will be merged with and into the Company in August 1998. The merger was approved by the Company's shareholders at its annual meeting on July 22, 1998. Under the terms of the agreement, the Company will issue 250,000 shares of the Company's stock for all the outstanding stock of the Hunt Group. The Company stock will be issued to the Hunt Family Trust, sole shareholder of the Hunt Group. Additionally, the agreement calls for an additional 78,000 contingent shares to be issued to the Hunt Family Trust in three separate increments of 26,000 each when cumulative sales of the Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. As of June 30, 1998 cumulative sales of the Hunt Group developed products exceeded $5,000,000, and accordingly, an additional 26,000 shares of the Company stock will be issued to the Hunt Family Trust and was included in weighted average shares outstanding. In July 1998, cumulative sales exceeded $6,000,000; and as a result, an additional 26,000 shares will be issued to the Hunt Family Trust.

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

In the past few years, the consolidation of publishers and imprints within the book industry has been negatively impacting the Company's sales. To help counter the effects of this trend, the Company has expanded its efforts to market books through direct selling channels and other distributors. In connection with these efforts, the Company will be required to increase its inventories.

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 1998 were $3,579,000 and $4,737,000, respectively, as compared to $3,293,000 and
$5,382,000 for the comparable periods of the preceding year. The sales increase of $286,000 for the three month period was made up of an increase in domestic sales of $363,000 and a decrease in foreign sales of $77,000. The decrease in sales for the six month period of $645,000 came from an increase of $1,000 in domestic sales and a decrease of $646,000 in foreign sales as compared to the same period last year. Net sales from the Company's self-publishing efforts were down $222,000 for the quarter, but up $86,000 for the six month period as compared to last year. Several factors continue to affect the Company's sales for the quarter and six months ended June 30, 1998. The strength of the U.S. dollar against the currencies of major international countries, especially the Japanese Yen and German Mark, has had a negative effect on the Company's ability to hold prices with foreign customers resulting in lower sales. Additionally, the continuing Asian economic crisis has materially affected sales to our customers in Japan, the Company's third biggest market. For the first six months of 1998, sales to Japan were materially below sales to Japan for the same period in 1997. In light of current conditions, the Company anticipates that sales to Japan for the remainder of 1998 will be below such sales for 1997. On the domestic side, sales continue to be negatively affected by consolidations within the US publishing industry. In light of these factors and despite the Company's transition from being mainly a packager to both a packager and a publisher, the Company anticipates that sales and income for the third quarter of 1998 will be significantly below those for the third quarter of 1997, which was the highest third quarter in the Company's history.

Rights income for the three and six month periods ended June 30, 1998 were $51,000 and $203,000, respectively, as compared to $9,000 and $16,000 for the comparable periods of the preceding year. This increase is due to the Company's sales of worldwide direct marketing rights (door to door) on some of its products. These sales do not require that the Company manufacture, and, therefore, have no related cost. The Company plans to continue to expand this source of revenues in the future.

Gross profit margin (excluding the effect from rights income) for the three and six month periods ended June 30, 1998 was 20.1% and 20.8%, respectively, as compared to 21.4% and 20.8% for the same periods of last year. This represented a 1.3% decrease for the quarter with no change for the six month period. Cost of sales consists primarily of manufacturing, book development amortization and royalties. The Company has been able to maintain manufacturing costs with its printers in most cases at 1996 levels.

Selling, general and administrative expenses for the three and six month periods ended June 30, 1998 were $1,239,000 and $2,316,000, respectively, as compared to $1,360,000 and $2,436,000 for the comparable periods of the prior year. This represents decreases of $121,000 and $120,000 for the three and six month periods, respectively. These expenses are comprised of personnel, selling and administrative. Personnel expenses were $618,000 and $1,179,000 for the three and six month periods ended June 30, 1998, as compared to $644,000 and $1,186,000 for the corresponding periods of 1997. These decreases of $26,000 and $7,000 for the three and six month periods primarily related to decreases in contract services and 401(k) expenses. Selling expenses were $369,000 and $592,000 for the three and six month periods ended June 30, 1998, as compared to $405,000 and $609,000 for the same periods of 1997. These decreases of $36,000 and $17,000 for the three and six month periods were primarily related to decreases in delivery, catalog, entertainment and commission expenses partially offset by increases in distribution related costs. The Company's administrative expenses were $252,000 and $545,000 for the three and six month periods ended June 30, 1998, as compared to $311,000 and $641,000 for the same periods of 1997. These decreases of $59,000 and $96,000 for the three and six month periods primarily related to decreases in rent, office expense, legal, bad debt, and insurance costs partially offset by increased equipment rental and depreciation.

The net loss for the three months ended June 30, 1998 decreased $68,000 to $347,000 as compared to the same period in 1997 resulting primarily from higher sales. The loss for the six month period of 1998 over last year decreased $18,000 to $810,000. Although total revenues for the six months was 8.5% lower than the previous year, net loss was lower because of increased rights income and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $459,000 at June 30, 1998 from $2,383,000 at December 31, 1997. At June 30, 1998, working capital was $2,277,000 compared to $3,348,000 at December 31, 1997.

Net cash used in operations was $1,492,000 as compared to $1,064,000 cash used in operating activities for the corresponding period of the previous year. The $428,000 change in cash from operations was primarily attributable to a decrease in accounts receivable partially offset by a decrease in accounts payable and the net loss for the six month period, as well as an increase in inventories on hand relating to the distribution arrangement. There was also an increase in prepaid expenses relating primarily to the tax benefit resulting from the net loss, as well as a decrease in accrued royalties resulting from the decrease in sales. As a result of the fluctuations and explanations indicated, the cash used in the first six months of 1998 was to support the current operations. Net cash used in investing activities amounted to $682,000 as compared to cash provided of $803,000 during the same period in 1997. In 1997, all marketable securities were allowed to mature to generate cash and no new investments have been made. Net cash provided by financing activities was $250,000 in 1998 resulting from the borrowings against the line of credit.

During the first quarter of 1998 the Company secured a $2,000,000 revolving line of credit with a new bank which expires April 1, 1999. The Company may borrow against this line, as well as issue letters of credit. The line of credit, which is secured by the Company's assets, contains restrictive covenants, including covenants which require a minimum tangible net worth of the Company, minimum working capital, and other requirements. All requirements were met at June 30, 1998. Borrowings on this line of credit were $250,000 with no letters of credit issued at June 30, 1998.

As of August 1, 1998, the Company did not have any commitments for any material capital expenditures. Management of the Company believes that the existing levels of funds and its ability to borrow on its revolving line of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

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

PART II - OTHER INFORMATION

Item 5.  Other Information

        An agreement and plan of merger with the Hunt Group was approved by the company's shareholders at its annual meeting on July 22, 1998. According to the merger agreement, 250,000 shares of the Company's stock will be issued to the Hunt Family Trust. Additionally, 52,000 shares of the Company's stock will be issued to the Hunt Family Trust as a result of cumulative sales in excess of $6,000,000 being achieved on Hunt Group developed products as of the annual meeting date.

Item 6.  Exhibits and Reports on Form 8-K
(a)     Exhibits required by Item 601 of Regulation S-K
        27.    Financial Data Schedule

(b)     Reports on Form 8-K
        None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERVISUAL BOOKS, INC.



                             BY:        /s/ Nathan N. Sheinman
                                  -------------------------------
                                  Nathan N. Sheinman, President
                                  Chief Operating Officer



                             BY:        /s/  Dan P. Reavis
                                  -------------------------------
                                  Dan P. Reavis
                                  Executive Vice President
                                  Chief Financial Officer



Date: August 11, 1998

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------
  27           Financial Data Schedule