Form 10-Q
period 1998-09-30
INTERVISUAL BOOKS INC /CA
filed 1998-11-13
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1998

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

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of September 30, 1998, there were 5,138,531 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.


                                TABLE OF CONTENTS
                                -----------------


PART I - FINANCIAL INFORMATION                                                  Page

     Item 1.   Financial Statements

               Balance Sheets -September 30, 1998, and December 31, 1997           1

               Statements of Operations - Three months ended September 30, 1998
               and 1997; Nine months ended September 30, 1998 and 1997             2

               Statements of Cash Flows - Nine months ended September 30,
               1998 and 1997                                                       3

               Notes to Financial Statements - September 30, 1998                  4

     Item 2.   Management's Discussion and Analysis of Financial Condition         6
               and Results of Operations

PART II - OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security Holders                10

     Item 6.   Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                        11


                            INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (in thousands)


ASSETS                                         9/30/98         12/31/97
------                                         -------         --------
                                             (unaudited)
Current Assets:
  Cash and cash equivalents                   $   718          $ 2,383
  Accounts receivable, less allowances
    of $167 and $128                            4,830            5,631
  Inventories                                   2,446            1,267
  Prepaid expenses                                396              105
  Royalty advances                                435              372
                                              -------          -------
    Total current assets                        8,825            9,758

Other Assets:
Acquisition costs                                  88               41
Production costs, net of accumulated
  amortization of $15,054 and $14,267           3,827            3,677
Property and equipment, net of accumulated
  depreciation of $927 and $855                   212              249
                                              -------          -------
                                              $12,952          $13,725
                                              =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts payable                              4,434            5,541
  Accrued royalties                               243              379
  Accrued expenses                                168              230
  Bank line of credit                           1,700               --
  Income taxes payable                             --              130
  Customer deposits                                73               37
                                              -------          -------
    Total current liabilities                   6,618            6,317

Deferred income taxes                             161              161
Other liabilities-long term                        97              134
                                              -------          -------

    TOTAL LIABILITIES                           6,876            6,612
                                              -------          -------

Stockholders' Equity:
  Common stock, no par value; shares
    authorized 10,000,000, shares issued
    and outstanding 5,138,531 at September 30,
    1998 and 5,036,132 at December 31, 1997     4,708            4,574
  Additional paid in capital                      301              301
  Retained earnings                             1,067            2,238
                                              -------          -------
    TOTAL STOCKHOLDERS' EQUITY                  6,076            7,113
                                              -------          -------
                                              $12,952          $13,725
                                              =======          =======




See notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)


                          Quarter Ended Sept. 30,  Nine Months ended Sept. 30
                               1998      1997           1998       1997
                              ------    ------        -------    -------
Net sales                     $3,537    $8,685        $ 8,274    $14,067
Rights income                     53         5            256         21
                              ------    ------        -------    -------
Total revenue                  3,590     8,690          8,530     14,088

Cost of sales                  2,920     6,854          6,672     11,101
                              ------    ------        -------    -------

    Gross profit                 670     1,836          1,858      2,987

Selling, general and
  administrative               1,041       991          3,357      3,427
Interest income (expense)        (16)       11             (1)        41
                              ------    ------        -------    -------
Income (loss) before income
  tax expense (benefit)         (387)      856         (1,500)      (399)

Income tax expense (benefit)     (94)      290           (397)      (137)
                              ------    ------        -------    -------
Net income (loss)             $ (293)   $  566        $(1,103)   $  (262)
                              ======    ======        =======    =======

Income (loss) per common
 share:
  Basic                       $(0.06)   $ 0.11        $ (0.22)   $ (0.05)
                              ======    ======        =======    =======
  Diluted                     $(0.06)   $ 0.11        $ (0.22)   $ (0.05)
                              ======    ======        =======    =======

Weighted average number of
  common shares outstanding:
  Basic                        5,138     5,033          5,094      5,033
                              ======    ======        =======    =======
  Diluted                      5,138     5,117          5,094      5,033
                              ======    ======        =======    =======



See notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)


                                                               Nine Months Ended Sept. 30,
                                                                   1998          1997
                                                                 -------        -------
Cash flows from operating activities:
  Net loss                                                       $(1,103)       $  (262)
  Adjustments to reconcile net loss to
  net cash (used in) provided by
  operating activities:
     Depreciation and amortization                                   858          1,019
     Provision for losses on accounts receivable                      39              4
     Provision for abandoned titles                                   27             34
     Excess fair market value over book
       value of assets acquired                                       (3)            30
     Increase (decrease) from changes in:
        Accounts receivable                                          762         (3,255)
        Inventories                                               (1,179)          (830)
        Prepaid expenses                                            (291)            66
        Royalty advances                                             (63)             3
        Accounts payable                                          (1,107)         2,878
        Accrued royalties                                           (136)          (294)
        Accrued expenses                                             (99)          (106)
        Income taxes payable                                        (130)            --
        Customer deposits                                             36             41
        Officer loan                                                  --            (97)
        Deferred income taxes                                         --            (19)
                                                                 -------        -------
           Net cash used in operating activities                  (2,389)          (788)
                                                                 -------        -------

Cash flows from investing activities:
  Proceeds from sales and maturities of
    marketable securities                                             --          2,035
  Additions to property and equipment                                (30)          (127)
  Additions to leasehold improvements                                 (5)           (62)
  Additions to production costs                                     (963)        (1,070)
  Addition to acquisition costs                                      (47)           (12)
                                                                 -------        -------
           Net cash (used in) provided by investing activities    (1,045)           764
                                                                 -------        -------

Cash flows from financing activities:
  Proceeds from exercise of options                                   69             --
  Proceeds from bank line of credit                                1,700             --
                                                                 -------        -------
           Net cash provided by financing activities               1,769             --
                                                                 -------        -------

Net decrease in cash and cash equivalents                         (1,665)           (24)

Cash and cash equivalents, beginning of period                     2,383            656
                                                                 -------        -------
Cash and cash equivalents, end of period                         $   718        $   632
                                                                 =======        =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
  Income taxes                                                   $   153        $     1
  Interest expense                                                    26             --




See notes to financial statements.

                             NOTES TO FINANCIAL STATEMENTS
                                  September 30, 1998
                                      (unaudited)

Note 1 - Statement of Information Furnished
-------------------------------------------
In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

The results of operations for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Earnings (Loss) Per Common Share
-----------------------------------------
The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options were not included in the computation of diluted loss per common share because the effect would be antidilutive. Weighted average and per share information for the three and nine months ended September 30, 1997 were restated in accordance with SFAS 128 which had no effect on the income (loss) per common share previously presented.

Note 3 - Merger with the Hunt Group
-----------------------------------
On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Group, a related party, pursuant to which the Hunt Group was merged with and into the Company in August 1998. The merger was approved by the Company's shareholders at its annual meeting on July 22, 1998. Under the terms of the agreement, the Company issued to the Hunt Family Trust, sole shareholder of the Hunt Group, 250,000 shares of the Company's stock for all the outstanding stock of the Hunt Group. Additionally, the agreement calls for an additional 78,000 contingent shares to be issued to the Hunt Family Trust in three separate increments of 26,000 each when cumulative sales of the Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. As of September 30, 1998 cumulative sales of the Hunt Group developed products exceeded $6,000,000, and accordingly, an additional 52,000 shares of the

Company stock were issued to the Hunt Family Trust and was included in weighted average shares outstanding.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

GENERAL

Intervisual Books, Inc. (the "Company") creates and produces interactive and three-dimensional books designed for children and adults. These products include picture books, playsets, board books and gift books. The Company's books incorporate dimensional and moveable features which require hand-assembly in the manufacturing process. Some titles require the incorporation of such materials as plush, plastic novelty elements and electronic audio chips into the finished books.

The majority of the Company's concepts and ideas for projects are generated internally by the in house creative and editorial departments. Additional ideas and concepts are conceived by the illustrators and designers with whom the Company has been associated for many years. After the Company conceives an idea and makes a dummy book, key US an UK publishers are consulted to determine if they are interested in publishing and marketing the book. If an agreement is reached, the Company and the publisher sign a co-publishing contract which stipulates that the publisher will purchase the title with exclusive rights to sell books in the English language to the book trade for generally a two to four year period.

The Company also self-publishes titles and offers the books directly to retailers. The Company sells and markets these books using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handles all sales, collection, billing, warehousing and order fulfillment functions.

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company's customers. Many of the surviving children's imprints are still consolidating which is having a negative impact on the size and frequency of their orders. This trend has been a major factor in the Company's decision to self-publish. The Company's self-publishing program has gained consumer acceptance, indicating its interactive books and playsets are still in demand.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 1998 were $3,537,000 and $8,274,000, respectively, as compared to $8,685,000 and
$14,067,000 for the comparable periods of the preceding year. The decrease for the three month period of $5,148,000 can be attributed to decreases of $2,237,000 in domestic sales and $2,911,000 in foreign sales. The decrease in sales for the nine month period of $5,793,000 came from decreases of $2,235,000 in domestic sales and $3,558,000 in foreign sales. Net sales from the Company's self-publishing efforts were up $451,000 for the quarter and $537,000 for the nine month period as compared to last year. Several factors affected the Company's sales for the periods ended September 30, 1998. The strength of the US dollar against the currencies of major international countries, especially Japan, UK and Germany, had an adverse impact on the Company's ability to meet costing requirments with many of its foreign customers which resulted in lower sales. Sales to the above three countries were lower by over 60% for the nine months of 1998 versus the same period of 1997. Additionally, the continuing Asian economic crisis has materially affected sales to our customers in Japan which is traditionally the Company's third largest market. On the domestic side, sales continue to be negatively affected by consolidations within the US publishing industry. The Company expects increasing sales from its self-publishing efforts to partially offset some of the loss in sales from domestic customers, however, the decline in sales to US publishers has been significant. The Company also recently hired a new Manager of Creative Services with over 15 years of book creative and development experience who will be leading a concentrated effort to form new relationships with the Company's publishing partners. This effort is designed to rebuild the Company's domestic sales which were lost due to consolidations.

Rights income for the three and nine month periods ended September 30, 1998 were $53,000 and $256,000, respectively, as compared to $5,000 and $21,000 for the comparable periods of the preceding year. This increase is due to the Company's sales of worldwide direct marketing rights on some of its products. These sales do not require that the Company manufacture, and, therefore, have no related cost. The Company plans to continue to expand this source of revenues in the future.

Gross profit margin as a percent of sales (excluding the affect from rights income) for the three and nine month periods ended September 30, 1998 was 17.4% and 19.4%, respectively, as compared to 21.1% for both the three and nine month periods of last year, a decrease of 3.7% for the quarter and 1.7% for the nine month period. Amortization of development cost is the major item included in the gross profit calculation. Amortization is more a fixed than variable cost so it has a negative effect on gross profit ( as a percent of sales ) when sales are lower. This is the main reason gross profit declined for the periods ended September 30, 1998 as compared to last year. Actual manufacturing costs of products sold as a percent of sales were lower for the three and nine months ended September 30, 1998.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 1998 were $1,041,000 and $3,357,000, respectively, as compared to $991,000 and $3,427,000 for the comparable periods of the prior year. This represents and increase of $50,000 for the three month period and a decrease of $70,000 for the nine month period. These expenses are comprised of personnel, selling and administrative. Personnel expenses were $484,000 and $1,663,000 for the three and nine month periods ended September 30, 1998, as compared to $471,000 and $1,656,000 for the corresponding periods of 1997. Selling expenses were $302,000 and $894,000 for the three and nine month periods ended September 30, 1998, as compared to $208,000 and $816,000 for the same periods of 1997. These increases of $94,000 and $78,000 for the three and nine month periods were primarily related to increases in distribution related costs and promotion prototypes partially offset by decreases in delivery, catalog, and commission expenses. The Company's administrative expenses were $255,000 and $800,000 for the three and nine month periods ended September 30, 1998, as compared to $312,000 and $955,000 for the same periods of 1997. These decreases of $57,000 and $155,000 for the three and nine month periods primarily related to decreases in rent, moving expense, legal and accounting, and insurance costs partially offset by increased bad debt expense and depreciation.

The net loss for the three and nine months ended September 30, 1998 was $293,000 and $1,103,000, respectively, as compared to net income of $566,000 for the three months ended September 30, 1997 and net loss of $262,000 for the nine months ended September 30, 1997. Increased losses for the three and nine months ended September 30, 1998 were primarily the result of lower sales partially offset by higher rights income.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $718,000 at September 30, 1998 from $2,383,000 at December 31, 1997. At September 30, 1998, working capital was $2,207,000 compared to $3,441,000 at December 31, 1997.

Net cash used in operations was $2,389,000 as compared to $788,000 cash used in operating activities for the corresponding period of the previous year. The $1,601,000 change in cash from operations was primarily attributable to a decrease in accounts receivable partially offset by a decrease in accounts payable and the net loss for the nine month period, as well as an increase in inventories on hand relating to the Company's efforts to self-publish titles. As a result of the fluctuations and explanations indicated, the cash used in the first nine months of 1998 was to support current operations. Net cash used in investing activities amounted to $1,045,000 as compared to cash provided of $764,000 during the same period in 1997. In 1997, all marketable securities were allowed to mature to generate cash and no new investments have been made. Net cash provided by financing activities was $1,769,000 in 1998 resulting from borrowings against the line of credit and exercise of options.

During the first quarter of 1998, the Company secured a $2,000,000 revolving line of credit with a bank which expires April 1, 1999. The Company may borrow against this line, as well as issue letters of credit. The line of credit, which is secured by the Company's assets, contains restrictive covenants, including covenants which require a minimum tangible net worth of the Company, minimum working capital and other requirements. All requirements were met at September 30, 1998. Borrowings on this line of credit were $1,700,000 and letters of credit in the amount of $171,510 were issued at September 30, 1998.

As of November 1, 1998, the Company did not have any commitments for any material capital expenditures. Management of the Company believes that the existing levels of funds and its ability to borrow on its revolving line of credit, combined with the Company's ability to generate, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

YEAR 2000 MODIFICATIONS

The Company is reviewing its computer systems to evaluate the extent to which modifications are necessary to insure year 2000 compliance. Recently, the Company upgraded its accounting software for year 2000 compliance and the Company is also considering upgrades to other software programs. The Company currently does not anticipate that any material expenditures will be required to modify its computer systems for year 2000 modifications. Given the nature of the Company's products, the Company believes that its products do not pose year 2000 compliance issues. As with virtually all companies, the Company relies to some degree, directly and indirectly, on external computer systems utilized by the Company's suppliers and the Company is reviewing the impact that any failure by these third parties to resolve their year 2000 problems might have on the business of the Company.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; the Company's ability to increase sales from its self-publishing efforts; the Company's ability to increase sales of marketing rights; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

These factors and others could cause operating results to vary significantly from those in prior periods, and those projected in forward-looking statements. Additional information with respect to these and other factors that could materially affect the Company and its operations are included in the Company's filings with the Securities and Exchange Commission and are incorporated herein.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders
-----------------------------------------------------------

The Annual Meeting of Shareholders of Intervisual Books, Inc. was held on July 22, 1998 and several matters were put to a vote. The issues and the results are as follows:


                                                                       Abstentions
                      Votes Cast For       Votes Cast Against       Withhold Authority
                      --------------       ------------------       ------------------
(1) To elect seven directors to serve until the next annual meeting of shareholders and until their successors are chosen.

Waldo H. Hunt           4,168,967                  0                    59,200
Nathan N. Sheinman      4,168,967                  0                    59,200
Dan P. Reavis           4,168,967                  0                    59,200
Gordon Hearne           4,156,467                  0                    71,700
Leonard W. Jaffe        4,168,967                  0                    59,200
John J. McNaughton      4,168,967                  0                    59,200
Peter Seymour           4,156,467                  0                    71,700

(2) Proposal to approve grant of stock options to Waldo H. Hunt.

                        4,039,294            177,405                     8,968

(3) Proposal to approve merger of the Hunt Creative Group with and into the Company.

                        3,153,997             30,025                     7,368

(3) To ratify the selection of BDO Seidman, LLP, as independent auditors of the Company for 1998.

                        4,212,149              2,850                    13,168

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)     Exhibits required by Item 601 of Regulation S-K
        27.    Financial Data Schedule

(b)     Reports on Form 8-K
        On July 17, 1998, the Company filed a Form 8-K disclosing under Item 5 of the form the Company's second quarter 1998 sales and loss.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERVISUAL BOOKS, INC.



                                    BY:    /s/ Nathan N. Sheinman
                                           ------------------------------------
                                           Nathan N. Sheinman, President
                                           Chief Operating Officer



                                    BY:    /s/  Dan P. Reavis
                                           ------------------------------------
                                           Dan P. Reavis
                                           Executive Vice President
                                           Chief Financial Officer



Date: November 13, 1998
      -----------------

                                 EXHIBIT INDEX


Exhibit
No.                 Description
-------             -----------

 27                 Financial Data Schedule