Form 10-K
period 1998-12-31
INTERVISUAL BOOKS INC /CA
filed 1999-03-31
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended December 31, 1998

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        The aggregate market value of the common stock held by non-affiliates of the Registrant as of February 26, 1999, was approximately $3,386,360. The aggregate market value was based on the closing price of the common stock as quoted by The Nasdaq Stock Market on such date.

        Number of shares outstanding of common stock:

               5,215,115 shares as of February 26, 1999.

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

        In 1998, the Company reentered the commercial/premium business. This effort includes the creation, development and production of paper-based premiums and advertising products. The Company was a leader in this area before selling its commercial division in 1991. Sales of paper-based premiums and advertising products were immaterial in 1998.

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

        The Company endeavors to combine the finest of children's contemporary book illustration with high quality color printing and paper engineering which achieves dramatic paper-folding effects. The Company's products incorporate dimensional and movable features where illustrations come to life through multiple movements activated by pull tabs and turning wheels. Pop-up paper scenes are created when printed paper pieces are glued onto a page in such a way that when the pages are opened, a complex three-dimensional model erects itself. The model then folds itself neatly away when the page is turned or when the book is closed. The Company also incorporates electronic audio and musical chips, lights, stuffed animals and other elements into some of its works.

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

        Where the Company has contracted with a publisher to produce a book, the Company does not normally incur the expense of final printing and assembly of books without firm publishers' orders in hand. Approximately half of the Company's revenues are derived from such co-editions.

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

Customers

        In 1998, 1997, and 1996, approximately 56%, 48%, and 60%, respectively, of the Company's books were sold in the United States; the balance of its sales are international co-editions sold primarily in the United Kingdom, France, Australia, Italy and Japan. In 1998, the Company sold books to 94 different publishers in 23 countries.

        Sales from six different imprints of two major US publishing groups, Simon & Schuster and The Penguin Group, and sales from Dainippon Kaiga Co. of Japan have been the source of 34% of the Company's revenues during the last three years. In 1998, these three publishers represented 23% of total sales. The Penguin Group represented approximately 13% of the Company's total sales in 1998.

        Foreign sales accounted for 44%, 52%, and 40%, respectively, of the Company's net sales for the years ended December 31, 1998, 1997 and 1996. The Company sells in US dollars to all customers and, accordingly, currency fluctuations which increase the price of the Company's products to its foreign customers can adversely impact the level of the Company's export sales from time to time. The following table breaks down revenues attributed to export sales in the geographic areas indicated as well as each area's percent of total sales:

                 Export Sales as a Percentage of Total Revenues
                                 (000's omitted)

Geographic Area        1998       %      1997       %        1996       %
---------------        ----      ---     ----      ---       ----      ---
Europe                $3,387     30      $5,932     32      $4,767     28
Asia                     448      4       2,404     13       1,266      8
Other                  1,127     10       1,374      7         622      4

        Because all sales are generated through the Company's US headquarters, the Company does not distinguish operating profit or loss between US sales and foreign sales. The Company has no identifiable assets attributable to foreign sales.

Types of Books

        Although the Company has produced pop-up versions of many popular children's books, such as Madeline, Good Night Moon Room, Paddington, Clifford, Tales of Peter Rabbit, and fairy tale classics, approximately half of the Company's books are non-fiction educational books. The Human Body, a book with anatomical pop-ups, and a series of "Learn About" books, which teach children about such things as colors, shapes, sizes, numbers, etc. and were translated into 13 languages are examples of such educational books. The Company publishes several pop-up books by Jan Pienkowski including Haunted House which is probably the world's best selling pop-up book with over 1,200,000 copies in print. In 1997 and 1998, the Company sold over 550,000 copies of the best-selling interactive playset Choo Choo Charlie.

        The Company has produced "electronic" books with micro-chip components that play the music to songs such as Twinkle, Twinkle Little Star, Happy Birthday, Silent Night, Jingle Bells, Lullaby and Goodnight, etc.; as well as other books which have electronic sounds such as those created by a car horn, telephone, doorbell, and a toilet flushing. To date, approximately 3,300,000 copies of electronic books have been sold by the Company.

Marketing and Direct Distribution

        The Company's primary marketing activities take place with the presentation of its pop-up books at the International Children's Book Fair in Bologna, Italy, each April and at the Frankfurt International Book Fair in Germany each October. The Company also attends the Book Expo America held in a US city each June. The sales executives of the Company also market its products by calling directly on major publishers, both in the United States and internationally. In 1998, the Company introduced a total of 53 new titles, with first run printing averaging 45,000 copies per title.

        In 1998, the Company added 49 titles to its self-publishing program in the US, 13 of which were newly developed in the year. Items sold to retailers through the Company's self-publishing program are designed and produced by the Company and offered through a distributor, Andrews McMeel, located in Kansas City, Missouri. Andrews McMeel provides sales, marketing, billing, warehousing, and collection services. The Company purchases and owns the inventory required to support these sales.

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

Competition

        The Company operates in the highly competitive book selling industry and its products compete generally with the entire publishing industry to attract retail buyers. Pop-up and novelty books represent a relatively small percentage of total US retail sales of juvenile hardcover books. While the Company believes it is currently the largest pop-up packager in the world, it realizes that other packagers have established a competitive presence in the United States and the United Kingdom. The Company estimates that there are currently approximately six companies who compete with the Company as packagers of quality pop-up and labor intensive novelty books.

Backlist

        In the calendar year after a new book has been shipped, the book is classified as a "backlist" title. Sales from the backlist are a significant indicator of the strength of a publisher or book packager. In 1998, 1997 and 1996, approximately 63%, 53%, and 55%, respectively, of the Company's sales were derived from the

Company's backlist. As of the date of this Report, the Company has approximately 1,200 backlist titles with 350 titles on its "active" backlist (titles for which the Company has received orders within the last 24 months).

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

        Carvajal, one of the Company's primary producers, is located in Colombia and is a major international printer. Carvajal operates two hand-assembly plants, one in Colombia and the other in Ecuador, and produced 29% of the Company's product in 1998. Tien Wah Press maintains its printing facilities in Singapore and its hand-assembly plants in Malaysia and Indonesia. In 1998, the Company produced 12% of its product at Tien Wah Press. Hua Yang Printing, located in Hong Kong maintains its printing operation and hand-assembly plant in China and was responsible for 34% of the Company's production in 1998. Production on the Company's cloth book line was handled by Pal-Up Taiwan Co. with silk screening, embroidery and hand assembly in China. The balance of the Company's 1998 production was handled by Sirivatana in Thailand, Excel Printing Co. and Winner Offset Printing located in Hong Kong with hand assembly plants in China and two other smaller suppliers.

        The Company has no long-term contracts with its printers but enters into contracts on an order-by-order basis. The Company has been working with Carvajal and Tien Wah Press for over 20 years and with Hua Yang Printing for 10 years. The Company has not experienced any material difficulties in manufacturing its products or achieving acceptable levels of quality control through these printers and believes its relationships with them to be excellent.

Backlog

        The Company's backlog consists of anticipated revenues from sales of books for which the Company has confirmed orders which have not yet been manufactured and shipped. The backlog at February 10, 1999, and February 2, 1998 was $3,300,000. The backlog at February 10, 1999, consisted of confirmed orders for delivery in 1999. The Company believes that backlog as of any date is not necessarily indicative of future revenues.

Employees

        As of March 26, 1999, the Company had 27 full-time employees. These employees include members of the administrative, creative, production and marketing departments. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations are satisfactory. The Company also contracts with people on an independent contractor basis, particularly in the performance of such functions as graphic design, finished art, art production, and specialized writing.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               SHAREHOLDER MATTERS

        The Company's common stock is traded under the symbol "IVBK" and was traded on The Nasdaq National Market during 1998. The following table sets forth the high and low quotations from The Nasdaq National Market for the Company's common stock for the periods indicated. Currently, the Company's stock is being traded on the Nasdaq Small Cap Market System. Quotations do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                               COMMON STOCK PRICE

                                                      HIGH             LOW
                                                      ----             ---
        First Quarter - 1997                       $ 2-5/8          $ 1-1/8

        Second Quarter - 1997                        2-1/2            1-5/8

        Third Quarter - 1997                         2-1/8            1-1/4

        Fourth Quarter - 1997                        3-3/8            1-5/8

        First Quarter - 1998                         3-3/8            2-1/2

        Second Quarter - 1998                            3            1-3/8

        Third Quarter - 1998                         2-1/2                1

        Fourth Quarter - 1998                      1-15/16            11/16


        The number of record holders of the Company's common stock as of February 26, 1999, was 183, several of which represent "street accounts" of securities brokers. The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

        The following table summarizes certain financial data for the Company for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994 which should be read in conjunction with the Financial Statements of the Company and the notes thereto and

"Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

        As a result of a merger with the Hunt Group which was recorded on March 20, 1998, approved by the shareholders of the corporation on July 22, 1998 and was accounted for as a combination of entities under common control which is accounted for in a similar manner as a pooling of interest, the Company's financial statements have been restated to include the results of the Hunt Group for all periods presented. The Merger was considered insignificant in relation to the Company's operations and financial condition and, therefore, pro forma information is not presented.

                             SELECTED FINANCIAL DATA
                             INTERVISUAL BOOKS, INC.

Statements of Operations Data:

                                                                  Year Ended December 31,
                                       ---------------------------------------------------------------------------
                                            1998            1997            1996            1995           1994
                                            ----            ----            ----            ----           ----
Net sales                              $ 11,191,681    $ 18,711,596    $ 16,766,292    $ 19,494,405   $ 18,730,486
Rights income                               205,844         321,834              --              --             --
                                       ------------    ------------    ------------    ------------   ------------
Total revenue                            11,397,525      19,033,430      16,766,292      19,494,405     18,730,486

Cost of sales                             9,592,013      14,585,457      12,939,669      14,897,013     13,788,428
                                       ------------    ------------    ------------    ------------   ------------
Gross profit                              1,805,512       4,447,973       3,826,623       4,597,392      4,942,058

Selling, general,
    and administrative expenses           4,768,962       4,471,955       4,649,905       3,990,802      4,417,780
Stock-based compensation
   expense                                   28,498          43,112          49,052              --             --
                                       ------------    ------------    ------------    ------------   ------------

Income (loss) from operations            (2,991,948)        (67,094)       (872,334)        606,590        524,278

Interest expense                            (63,820)             --          (4,513)             --             --
Other income                                 70,956          56,211         116,650         228,542        102,468
                                       ------------    ------------    ------------    ------------    -----------
Income (loss) before income
    tax expense (benefit)                (2,984,812)        (10,883)       (760,197)        835,132        626,746

Income tax expense (benefit)               (700,000)         62,682        (347,382)        355,908        284,843
                                       ------------    ------------    ------------    ------------   ------------

     Net income (loss)                 $ (2,284,812)   $    (73,565)   $   (412,815)   $    479,224   $    341,903
                                       ============    ============    ============    ============   ============

Earnings (loss) per share:
   Basic                               $      (0.45)   $      (0.02)   $      (0.08)   $       0.10   $       0.07
                                       ============    ============    ============    ============   ============
   Diluted                             $      (0.45)   $      (0.02)   $      (0.08)   $       0.09   $       0.07
                                       ============    ============    ============    ============   ============

Weighted average shares outstanding:
   Basic                                  5,110,317       5,036,132       5,032,798       5,032,798      4,886,965
                                       ============    ============    ============    ============   ============
   Diluted                                5,110,317       5,036,132       5,032,798       5,259,872      5,134,750
                                       ============    ============    ============    ============   ============

Dividends on common stock                        --              --              --              --             --
                                       ============    ============    ============    ============   ============

Balance Sheet Data:

                                                                      At December 31,
                                       ---------------------------------------------------------------------------
                                            1998            1997            1996            1995           1994
Total assets                            $10,415,134     $13,725,574     $12,438,665     $14,265,175    $12,379,819
Total liabilities                       $ 5,491,838     $ 6,615,263     $ 5,330,318     $ 6,663,191    $ 5,226,382
Working capital                         $   950,736     $ 3,482,308     $ 4,040,873     $ 4,558,293    $ 3,934,339
Shareholders' equity                    $ 4,923,296     $ 7,110,311     $ 7,108,347     $ 7,601,984    $ 7,153,437

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

General

        The Company's inventory consists of finished books for promotional purposes, materials purchased for production, and finished books for its self-publishing program which is handled by a distribution arrangement with Andrews & McMeel. The Company typically retains limited rights to publish the books it creates and the Company has the rights to publish approximately 1,200 books that are considered part of its "backlist" (titles that were originally manufactured and sold in previous years). Sales of titles from the Company's backlist accounted for approximately $7,081,000 or 63% of sales in 1998, $9,830,000 or 53% of sales in 1997, and $9,204,000 or 55% of sales in 1996.

        Book development costs, which include amounts incurred for design, art, editorial services, paper engineering, cutting dies, and color separations, are generally capitalized and amortized over a five-year period using the sum-of-the-years-digits method. The development cycle for books, prior to first printing, is approximately one year at which point amortization of costs begin. Items which have an anticipated sales life of one year are written off in the first year of sale. Book development costs, net of accumulated amortization were approximately $3,426,000 at December 31, 1998, $3,678,000 at December 31, 1997,
and $3,397,000 at December 31, 1996.

        The Company recognizes income upon shipment of books. Historically, the Company, which has a December 31 year-end, has recognized a significant portion of its sales in the last six months of each year, resulting from the year-end holiday season and the spring season of the following year which is often shipped in December. The Company achieved approximately 57%, 71%, and 60%, respectively, of its total sales during the last six months of 1998, 1997, and 1996.

        On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Creative Group, a related party. The merger was accounted for as a combination of entities under common control, which is accounted for in a similar manner as a pooling of interest, and all financial numbers have been restated to include the results of the Hunt Group.

        On March 30, 1999, the Company signed a definitive agreement to acquire privately-held Fast Forward Marketing Inc. of Marina del Rey, California. Fast Forward is a distributor of video and audio products for major motion picture studios. The acquisition would be accounted for as a purchase for stock transaction and is contingent upon due diligence proceedings, a fairness opinion and obtainment of adequate financing. The terms of the proposed transaction will include cash and stock, but have not been finalized and are subject to standard conditions.

Results of Operations

Comparison of the Year Ended December 31, 1998 to the year ended December 31, 1997. Net sales for the year ended December 31, 1998, were $11,192,000 as compared to $18,712,000 for the same period in 1997, a decrease of $7,520,000 or 40%. The sales decrease can be attributed to decreases of $4,925,000 in foreign sales and $2,595,000 in domestic sales. Several factors affected the Company's sales for the year ended December 31, 1998. The strength of the US dollar against the currencies of major international countries, especially Japan, UK and Germany, had an adverse impact on the Company's ability to meet costing requirements with many of its foreign customers which resulted in lower foreign sales. Additionally, the continuing Asian economic crisis has materially affected sales to our customers in Japan which is traditionally the Company's third largest market. Sales to Japan, the UK and Germany were over 60% lower for 1998 versus 1997. On the domestic side, sales continue to be negatively affected by consolidations within the US publishing industry with 1998 sales in the US declining by 29% over 1997. This was partially offset by a 51% increase in the Company's net sales from its self publishing business. Sales backlog was $3,300,000 at February 10, 1999 as well as February 2, 1998.

        Rights income for the year ended December 31, 1998 was $206,000 as compared to $322,000 for the year ended December 31, 1997. This income is primarily derived from the Company's sales of worldwide direct marketing rights on some of its products.

        Gross profit margin as a percent of sales (excluding the effect of rights income) for the year ended December 31, 1998, was 14.3% as compared to 21.4% in 1997. As the Company's self-publishing sales continue to expand, the need to establish an adequate reserve for returns and a reserve for inventory write-offs became necessary. In 1998, the Company recorded additional expenses to increase these reserves. The additional expense taken had the effect of reducing 1998 gross margins. The gross margin in 1998 without these charges would have been approximately 19.1%. Once established, these reserves will offset charges in future periods for returns associated with 1998 sales which will increase gross profit margins. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $7,749,000 or 69.2% of sales for 1998 as compared to $12,881,000 or 68.8% of sales for 1997. Also affecting gross profit margin in 1998 were sales of close out inventory of $175,000 which were sold below cost. The amortization of book development costs was $1,455,000 for 1998 compared to $1,331,000 for 1997. Royalties for the year ended December 31, 1998 were $395,000 as compared to $498,000 in 1997. Both the increase in amortization and decrease in royalties were related to the acquisition of the Hunt Group in March 1998.

        Selling, general and administrative expenses for the year ended December 31, 1998 were $4,797,000 compared to $4,515,000 for the year ended December 31, 1997, an increase of $282,000 or 6%. Included in the above was distribution fees related to self publishing of $627,000 for 1998 as compared to $280,000 in 1997. Without these fees, selling, general and administrative expenses were nominally lower. Personnel expenses were $2,161,000 in 1998 as compared to $2,083,000 in 1997. Selling expenses (including distribution fees) in 1998 were $1,546,000 versus $1,225,000 in 1997 for an increase of $321,000. This increase was primarily related to increases in distribution related costs, promotion prototypes, and field rep expenses partially offset by decreases in delivery, travel & entertainment, show expenses and catalog expenses. Administrative expenses were $1,090,000 in 1998 as compared to $1,207,000 in 1997. The decrease of $117,000 was primarily comprised of decreases in rent, moving, legal and accounting expenses partially offset by increases in bad debt allowance and other expenses. In 1998 in response to the Company's lower sales, a plan consisting of staff reductions, pay cuts, and salary freezes was put in place. The full effect of these reductions will not be realized until 1999.

        Other income for the year ended December 31, 1998 was $71,000 as compared to $56,000 in the prior year. Interest expense was

$64,000 in 1998 as a result of borrowings on the Company's line of credit. There were no borrowings in 1997, and accordingly, no expense for the year.

        The Company experienced a loss before income taxes for the year ended December 31, 1998 of $2,985,000 compared to a loss of $11,000 for the comparable period in 1997, a decrease of $2,974,000. As a result of the application of the Statement of Financial Accounting standards (SFAS) No. 109, "Accounting for Income Taxes" (see Notes to the financial statement) the Company recognized an income tax benefit net of applicable income taxes of $700,000 in 1998 and income tax expense of $63,000 in 1997. As a result of these factors, the Company's net loss was $2,285,000 in 1998 as compared to net loss of $74,000 in 1997.

        The Company is currently in a loss carryforward position primarily due to the operating losses incurred during the year ended December 31, 1998. At December 31, 1998, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $990,000 that expires in 2018.

        The major temporary tax differences that are expected to reverse next year are allowance for doubtful accounts, reserves for sales and returns and uniform capitalization of inventory. However, the Company expects new temporary differences to be established in these years which will either reduce or exceed the reversing temporary differences.

        For the year ended December 31, 1998, the Company recorded a net deferred tax asset of $443,200. The Company evaluated the gross deferred tax asset of $775,000 taking into consideration projected operating results and determined that a valuation allowance of $331,800 should be established. The Company believes it is more likely than not that the deferred tax asset of $443,200 will be realized.

Comparison of the Year Ended December 31, 1997, to the year ended December 31, 1996. Net sales for the year ended December 31, 1997, were $18,712,000 as compared to $16,766,000 for the same period in 1996, an increase of $1,946,000 or 11.6%. The sales increase was attributable to increases of $647,000 in the sales of backlist titles and $1,320,000 in the sales of new titles compared to the previous year. Foreign sales represented $9,710,000 or 52% of total sales in 1997 as compared to $6,655,000 or 40% of total sales in 1996, an increase of $3,055,000 while sales to U.S. publishers were $9,002,000 or 48% of total sales in 1997 as compared to $10,111,000 or 60% in 1996, a decrease of $1,109,000.
Foreign sales were up
due mainly to increased reprints including Disney titles in Brazil, the shipment of a new format into the UK using magnetic cloth, success with new titles to direct sellers and the opening of new accounts. Sales in the US were lower due mainly to lower reprint sales, two major titles Noah's Ark and Star Trek shipping in 1996 not replaced in 1997, and the loss of a customer due to consolidations in the publishing industry. These decreases were offset by new accounts and sales from our self-publishing program. Sales backlog at February 2, 1998 was $3,300,000 compared to $4,600,000 for the prior year.

        Gross profit margin for the year ended December 31, 1997, was 21.4% as compared to 22.8% in 1996. Cost of sales consisted primarily of manufacturing and shipping costs, book development amortization, and royalties. The decrease in gross profit was due mainly to lower margins on sales to foreign publishers resulting from a change in the mix of products sold and the increasing strength of the US dollar. Also affecting gross margin were one time tooling and startup costs related to the introduction of a line of books using magnetic cloth. Manufacturing and shipping costs were $12,881,000 or 68.8% of sales for 1997 as compared to $11,017,000 or 65.7% of sales for 1996. The amortization of book development costs was $1,331,000 or 7.1% of sales for 1997 compared to $1,289,000 or 7.7% of sales for 1996. Royalties for the year ended December 31, 1997 were $498,000 or 2.7% of sales as compared to $679,000 or 4.1% of sales in 1996. The decrease in royalty expense was due mainly to the reversal of previously expensed royalties in 1996 that the Company determined in 1997 were not due.

        Selling, general and administrative expenses for the year ended December 31, 1997 were $4,515,000 compared to $4,699,000 for the year ended December 31, 1996, a decrease of $184,000 or 3.9%. Personnel expenses were $2,083,000 in 1997 as compared to $2,296,000 in 1996. The decrease of $213,000 resulted primarily from lower salaries and costs related to recruiting. Selling expenses in 1997 were $1,225,000 versus $734,000 in 1996 for an increase of $491,000. The increase was due mainly to payments made to our distributor for services related to our self-publishing efforts which started in 1997 and, to a lesser extent, to higher sample, show expenses and sales materials. Administrative expenses were $1,207,000 in 1997 as compared to $1,824,000 in 1996. The decrease of $617,000 was primarily comprised of 1996 costs for the extensive evaluation of two acquisition candidates which were rejected, legal expenses primarily related to the severance agreement with the Company's former president and CEO, relocation expenses relating to the Company's office move, accelerated write off of leasehold improvements, directors' fees and office expenses incurred in 1996 which were not duplicated in 1997.

        Other income for the year ended December 31, 1997 was $56,000 as compared to $117,000 in the prior year. These amounts primarily consist of interest income. The decrease in 1997 resulted from less cash available for investment purposes.

        The Company experienced a loss before income taxes for the year ended December 31, 1997 of $11,000 compared to loss of $760,000 for the comparable period in 1996, a decrease of $749,000. The net loss in 1997 included a tax expense of $63,000 as compared to a 1996 tax benefit of $347,000.

Liquidity and Capital Resources

        The Company's cash and cash equivalents decreased to $1,561,000 at December 31, 1998 from $2,383,000 at December 31, 1997. At December 31, 1998, working capital was $951,000 compared to $3,482,000 at December 31, 1997.

        Net cash used in operations was $1,353,000 in 1998 as compared to $1,545,000 cash provided by operating activities in 1997. The $2,898,000 change in cash from operations was primarily attributable to a decrease in accounts receivable partially offset by a decrease in accounts payable and the increased net loss for the year, all of which resulted from the decreased sales for the year. Also affecting the change in cash were increases in taxes receivable and deferred income taxes, as well as inventories on hand relating to the Company's increase in their self-publishing efforts.

        Net cash used in investing activities amounted to $1,238,000 in 1998, primarily related to production costs, as compared to cash provided of $209,000 during 1997. In 1997 all marketable securities were allowed to mature to generate cash and no new investments were made in 1998.

        Net cash provided by financing activities in 1998 was $1,769,000 as compared to cash used in 1997 of $93,000. This difference was primarily attributable to the Company's borrowings of $1,700,000 on its line of credit during 1998.

        In January 1998, the Company entered into a revolving line of credit facility with a bank that provides a credit line of up to $2,000,000 subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at Bank of America's Reference Rate (7.75% as of December 31, 1998) plus 1% and are secured by the Company's assets. This facility which was originally scheduled to expire on April 1, 1999 has been extended to June 1, 1999, with an increase in the interest rate to 3% over Bank of America's Reference Rate.

        At December 31, 1998, the Company had an outstanding indebtedness of $1,700,000 as well as $76,805 in outstanding letters of credit. The Company was in default of certain financial covenants with respect to working capital and tangible net worth requirements. The bank has agreed to waive both covenants.

        The Company is in the process of negotiating with the bank for a twelve month extension of its current credit line. The Company is also negotiating with other primary lenders as an alternative source of credit. In addition, the Company, subject to certain conditions, has obtained a commitment letter from a private party for a revolving subordinated credit facility in the amount of $2,300,000 which would carry a rate of approximately 500 basis points over the 3-month LIBOR rate. The proposed initial term of this facility is twelve months and would expire on April 15, 2000. The Company, at its sole discretion, would have the right to extend the term under the same terms and conditions for an additional twelve months. If an extension is requested, the Company would be required to grant up to 150,000 warrants with an exercise price equal to the average twenty day trading price subsequent to the extension date. These warrants would have a term of two years from the date of grant. This facility is subject to the Company's ability to obtain a twelve month $2,000,000 line from a primary lender and the presentation of audited financial statements for the year ended December 31, 1998. Management believes that the ability of the Company to obtain a $2,000,000 primary line is enhanced by the subordinated note commitment. The Company expects positive cash flow from operations for 1999, but is reliant on its ability to finalize financing arrangements with a primary lender in addition to closing the subordinated note facility. No assurance can be given that these results from operations or transactions will occur.

        As of February 26, 1999, the Company did not have commitments for any material capital expenditures for 1999 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

Recent Accounting Pronouncements

        During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate. At December 31, 1998, the Company did not report any segment information as operations and business activity are considered one unit. Adoption of SFAS 131 did not have an impact on the Company's financial position, results of operations and cash flows.

        Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is encouraged. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of those plans. The Company does not expect adoption to have any effect on its financial position, results of operations and cash flows.

        Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i)the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any effect on its financial statements.

Year 2000 Modifications

        The Company has reviewed its computer systems to evaluate the extent to which modifications are necessary to insure year 2000 compliance. The Company has upgraded its accounting software for year 2000 compliance and has upgraded other software programs. Remaining computer upgrades or modifications are expected to be completed by July 1, 1999. The total expenditures to date have been minimal, and additional expenditures needed to complete the process are not expected to exceed $20,000. Given the nature of the Company's products, the Company believes that its products do not pose year 2000 compliance issues. As with virtually all companies, the Company relies to some degree, directly and indirectly, on external computer systems utilized by the Company's suppliers, and the Company is reviewing the impact that any failure by these third parties to resolve their year 2000 problems might have on the business of the Company.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        All sales by the Company are denominated in US dollars and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company's products to its foreign customers which can adversely impact the level of the Company's export sales from time to time. The majority of the

Company's cash equivalents are bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its investments.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements prepared in accordance with Regulation S-X are set forth beginning at page 23 hereof.


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified
Public Accountants.......................................22

Balance Sheets as of December 31, 1998 and 1997..........23

Statements of Operations for the years ended
December 31, 1998, 1997 and 1996.........................24

Statements of Stockholders' Equity for the years
ended December 31, 1998, 1997 and 1996...................25

Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996.........................26

Summary of Accounting Policies...........................27

Notes to Financial Statements............................31

Schedule II - Valuation and Qualifying Accounts..........45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Intervisual Books, Inc.
Santa Monica, California


We have audited the accompanying balance sheets of Intervisual Books, Inc. as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intervisual Books, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                   BDO SEIDMAN, LLP





Los Angeles, California
February 25, 1999, except for Note 17,
  as to which the date is March 30, 1999

                           INTERVISUAL BOOKS, INC.

                                BALANCE SHEETS



                                                                          December 31,
                                                                   ------------------------
                                                                      1998          1997
                                                                   -----------  -----------
ASSETS (Note 6)

CURRENT:
  Cash and cash equivalents                                        $ 1,560,533  $ 2,382,714
  Accounts receivable, net (Note 1)                                  2,246,151    5,467,851
  Inventories (Note 2)                                               1,634,581    1,267,158
  Prepaid expenses                                                     241,842      131,006
  Royalty advances                                                     351,981      387,314
  Income taxes receivable (Note 7)                                     117,281            -
  Other current assets                                                 205,676      163,126
                                                                   -----------  -----------

TOTAL CURRENT ASSETS                                                 6,358,045    9,799,169

PRODUCTION COSTS, net of accumulated amortization of
  $15,721,040 and $14,266,567                                        3,426,390    3,677,601
PROPERTY AND EQUIPMENT, net (Note 3)                                   187,488      248,804
DEFERRED INCOME TAXES (Note 7)                                         443,211            -
                                                                   ------------------------

                                                                   $10,415,134  $13,725,574
                                                                   ===========  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable                                                 $ 3,131,232  $ 5,540,920
  Accrued royalties                                                    281,952      378,980
  Accrued expenses (Note 10)                                           226,145      229,686
  Income taxes payable (Note 7)                                              -      130,275
  Customer deposits (Notes 4 and 5)                                     67,980       37,000
  Line of credit (Note 6)                                            1,700,000            -
                                                                   -----------  -----------

TOTAL CURRENT LIABILITIES                                            5,407,309    6,316,861

DEFERRED INCOME TAXES (Note 7)                                               -      160,956

OTHER LIABILITIES (Note 10)                                             84,529      137,446
                                                                   -----------  -----------

TOTAL LIABILITIES                                                    5,491,838    6,615,263
                                                                   -----------  -----------

COMMITMENTS AND CONTINGENCIES (Notes 6, 10, 14 and 18)

STOCKHOLDERS' EQUITY (Notes 8 and 9):
  Common stock, no par, shares authorized 10,000,000; issued
    and outstanding 5,164,531 and 5,036,132                          4,731,029    4,573,850
  Additional paid-in capital                                           329,912      301,414
  Retained earnings (deficit)                                         (137,645 )  2,235,047
                                                                   -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                           4,923,296    7,110,311
                                                                   -----------  -----------

                                                                   $10,415,134  $13,725,574
                                                                   ===========  ===========

       See accompanying summary of accounting policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF OPERATIONS


                                                                    Years ended December 31,
                                                          --------------------------------------------
                                                              1998            1997            1996
                                                          ------------    ------------    ------------

NET SALES (Note 11)                                       $ 11,191,681    $ 18,711,596    $ 16,766,292

RIGHTS INCOME (Note 5)                                         205,844         321,834              --
                                                          ------------    ------------    ------------

TOTAL REVENUE                                               11,397,525      19,033,430      16,766,292

COST OF SALES (Note 12)                                      9,592,013      14,585,457      12,939,669
                                                          ------------    ------------    ------------

  Gross profit                                               1,805,512       4,447,973       3,826,623
                                                          ------------    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES (Note 14)                                         4,797,460       4,515,067       4,698,957
                                                          ------------    ------------    ------------

LOSS FROM OPERATIONS                                        (2,991,948)        (67,094)       (872,334)

INTEREST EXPENSE                                               (63,820)             --          (4,513)

OTHER INCOME                                                    70,956          56,211         116,650
                                                          ------------    ------------    ------------

LOSS BEFORE INCOME TAXES                                    (2,984,812)        (10,883)       (760,197)

INCOME TAX PROVISION (BENEFIT) (Note 7)                       (700,000)         62,682        (347,382)
                                                          ------------    ------------    ------------

NET LOSS                                                  $ (2,284,812)   $    (73,565)   $   (412,815)
                                                          ============    ============    ============

NET LOSS PER SHARE (Note 10)
  Basic and Diluted                                       $       (.45)   $       (.02)   $       (.08)
                                                          ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (Note 16)
  Basic and Diluted                                          5,110,317       5,036,132       5,032,798
                                                          ============    ============    ============

       See accompanying summary of accounting policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Common Stock       Additional
                                        -----------------------    Paid-In       Retained
                                          Shares       Amount      Capital       Earnings         Total
                                        ---------   -----------   -----------   -----------    -----------
BALANCE, January 1, 1996                5,032,798   $ 4,569,266   $   209,250   $ 2,721,427    $ 7,499,943

Stock-based compensation (Note 8)              --            --        49,052            --         49,052

Net loss for the year                          --            --            --      (412,815)      (412,815)
                                        ---------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1996              5,032,798   $ 4,569,266   $   258,302   $ 2,308,612    $ 7,136,180

Stock-based compensation (Note 8)              --            --        43,112            --         43,112

Exercise of stock options (Note 8)          3,334         4,584            --            --          4,584

Net loss for the year                          --            --            --       (73,565)       (73,565)
                                        ---------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1997              5,036,132   $ 4,573,850   $   301,414   $ 2,235,047    $ 7,110,311

Stock-based compensation (Note 8)              --            --        28,498            --         28,498

Exercise of stock options (Note 8)         50,399        69,299            --            --         69,299

Issuance of contingent shares              78,000        87,880            --       (87,880)            --
  (Note 14)

Net loss for the year                          --            --            --    (2,284,812)    (2,284,812)
                                        ---------   -----------   -----------   -----------    -----------

BALANCE, December 31, 1998              5,164,531   $ 4,731,029   $   329,912   $  (137,645)   $ 4,923,296
                                        =========   ===========   ===========   ===========    ===========

       See accompanying summary of accounting policies and notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) In Cash and Cash Equivalents


                                                                 Years ended December 31,
                                                       --------------------------------------------
                                                           1998            1997            1996
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss                                             $ (2,284,812)   $    (73,565)   $   (412,815)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization                         1,550,887       1,425,870       1,371,161
    Provision for losses on accounts receivable              66,000          10,000         100,000
    Provision for inventory write-offs                      121,500              --              --
    Loss on disposal of property and equipment                   --              --         101,495
    Amortization of deferred income                          47,229         (15,734)        153,272
    Deferred income taxes                                  (604,167)       (116,653)       (242,321)
    Stock-based compensation expense                         28,498          43,112          49,052
    Increase (decrease) from changes in:
      Accounts receivable                                 3,155,700        (819,247)      2,184,061
      Inventories                                          (488,923)       (612,961)       (297,638)
      Prepaid expenses                                     (110,836)         85,496        (111,952)
      Royalty advances                                       35,333         112,422         (58,462)
      Income taxes receivable                              (117,281)             --              --
      Other current assets                                  (42,550)        (35,630)       (127,496)
      Accounts payable                                   (2,409,688)      1,870,546      (1,376,669)
      Accrued royalties                                     (97,028)       (351,027)            986
      Accrued expenses                                     (103,687)        (73,287)        106,415
      Income taxes payable                                 (130,275)        130,275         (38,070)
      Customer deposits                                      30,980         (34,211)         18,269
                                                       ------------    ------------    ------------
Net cash provided by (used in) operating activities      (1,353,120)      1,545,406       1,419,288
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Purchases of property and equipment                       (35,098)       (215,467)        (70,236)
  Additions to production costs                          (1,203,262)     (1,610,712)     (1,335,512)
  Purchases of marketable securities
    available for sale                                           --     (12,868,361)     (5,457,752)
  Proceeds from sales and maturities of marketable
    securities available for sale                                --      14,903,345       5,350,422
                                                       ------------    ------------    ------------

Net cash provided by (used in) investing activities      (1,238,360)        208,805      (1,513,078)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from bank line of credit                       1,700,000              --              --
  Proceeds from exercise of stock options                    69,299           4,584              --
  Proceeds from officer loan                                     --              --          29,166
  Payments on officer loan                                       --         (97,131)             --
  Payment of dividends                                           --              --        (129,874)
                                                       ------------    ------------    ------------

Net cash provided by (used in) financing activities       1,769,299         (92,547)       (100,708)
                                                       ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents       (822,181)      1,661,664        (194,498)

Cash and cash equivalents, beginning of year              2,382,714         721,050         915,548
                                                       ------------    ------------    ------------

Cash and cash equivalents, end of year                 $  1,560,533    $  2,382,714    $    721,050
                                                       ------------    ------------    ------------

Cash paid during the year for:
  Income taxes                                         $        800    $        800    $     55,000
                                                       ============    ============    ============
  Interest                                             $     51,186    $         --    $      4,513
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

BASIS OF PRESENTATION

The accompanying financial statements have been restated to reflect the acquisition of the Hunt Creative Group, which was merged into the Company in a manner similar to a pooling of interest. The merger was approved by the Company's shareholders on July 22, 1998 (see also Note 14).

REVENUE RECOGNITION

The Company recognizes revenues upon shipment of books. The Company sells its books directly to publishers who assume the responsibility for any sales returns. The Company also sells its books through its self-publishing program; for which the Company is responsible for all returns. The Company records a provision for estimated future returns.

PRODUCTION COSTS AND AMORTIZATION

Production costs include amounts incurred for design, art, editorial services, paper engineering, dies and color separation. The costs for pop-up books are stated at the lower of cost or net realizable value and are amortized using the sum-of-the-years-digits method over a five year projected sales life. These costs are periodically evaluated each year based on management's estimates of future sales of related products. These costs are written off when management believes they provide no future benefit. Costs of products which have an anticipated useful life of one year or less are charged to operations in the year the sales occur.

Amortization of book production costs included in cost of sales for 1998, 1997 and 1996 was $1,454,923, $1,330,503 and $1,288,930.

INVENTORY

Inventory, which consists of materials and finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed using accelerated methods for both financial reporting and income tax purposes.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                             INTERVISUAL BOOKS, INC.

                         SUMMARY OF ACCOUNTING POLICIES


INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and result primarily from differences in methods used to amortize production costs. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock, but does not include the impact of these dilutive securities that would be antidilutive. During the three years ended December 31, 1998, these dilutive securities were antidilutive. All prior period weighted average and per share information had no effect on the amounts presented in accordance with SFAS No. 128.

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

                             INTERVISUAL BOOKS, INC.

                         SUMMARY OF ACCOUNTING POLICIES


reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

Cash, investments, receivables, and accounts payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

The fair value of the Company's line of credit approximates its carrying value. The line of credit is recorded as a current liability in the financial statements due to it maturing within one year from the balance sheet date (see
Note 6).

COMPREHENSIVE INCOME

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," ("SFAS 130") issued by the FASB as it is effective for financial standards with fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income and all changes to stockholders' equity except those due to investments by owners and distribution to owners. Adoption of SFAS 130 did not have an impact on the Company's financial position, results of operations and cash flows, and no additional disclosure was necessary.

SEGMENTS OF AN ENTERPRISE

During the year ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate. At December 31, 1998, the Company did not report any segment information as operations and business activity are considered one unit. Because all sales are generated through the Company's U.S. headquarters, the Company does not distinguish operating profit or loss between U.S. sales and foreign sales. The Company has no identifiable assets attributable to foreign sales. Adoption of SFAS 131 did not have an impact on the Company's financial position, results of operations and cash flows.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," issued by the Financial Accounting Standards Board is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is encouraged. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement of recognition of

                             INTERVISUAL BOOKS, INC.

                         SUMMARY OF ACCOUNTING POLICIES


those plans. The Company does not expect adoption to have any effect on its financial position, results of operations and cash flows.

Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to have any affect on its financial statements.

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

Accounts receivable are summarized as follows:

                                                      1998           1997
                                                  -----------    -----------
Accounts receivable                               $ 2,905,151    $ 5,670,201
Less: Allowance for possible losses                  (175,300)      (127,750)
Less: Allowance for sales returns                    (483,700)       (74,600)
                                                  -----------    -----------

Accounts receivable, net                          $ 2,246,151    $ 5,467,851
                                                  ===========    ===========

NOTE 2 - INVENTORY

Inventories consist of the following:

                                                      1998           1997
                                                  -----------    -----------
Materials                                         $   594,382    $   354,129
Finished goods                                      1,177,099        913,029
Less:  Allowance for inventory write-offs            (121,500)            --
Less:  Allowance for marketing samples                (15,400)            --
                                                  -----------    -----------

Total inventory                                   $ 1,634,581    $ 1,267,158
                                                  ===========    ===========

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

The major classes of property and equipment and the related estimated useful lives are as follows:

                                                          December 31,
                                                   -------------------------     Estimated
                                                      1998           1997        Useful Lives
                                                   ----------     ----------    ------------

Computer                                           $  552,497     $  557,333       5 years
Office furniture and equipment                        518,813        483,749     5-7 years
Leasehold improvements                                 68,151         63,281       5 years
                                                   ----------     ----------

                                                    1,139,461      1,104,363
Less accumulated depreciation                         951,973        855,559
                                                   ----------     ----------

                                                   $  187,488     $  248,804
                                                   ==========     ==========

Depreciation expense on property and equipment was $95,964, $92,627 and $77,072 for the years ended December 31, 1998, 1997 and 1996.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - CUSTOMER DEPOSITS

Customer deposits of $67,980 and $37,000 recorded at December 31, 1998 and 1997 consist of cash advances received from publishers prior to printing, assembly and shipping of the related products.

NOTE 5 - RIGHTS INCOME

During 1998 and 1997, the Company sold the direct marketing rights to a third party to produce and sell two and three of the Company's titles for a non-refundable fee of $200,000 and $300,000, respectively. The Company fulfilled all obligations under these agreements prior to recognizing revenue.

NOTE 6 - LINE OF CREDIT

In January 1998, the Company entered into a revolving line of credit facility with a bank that provides a credit line of up to $2,000,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime (7.75% as of December 31, 1998) plus 1%, and are secured by the Company's assets. This facility which was originally scheduled to expire on April 1, 1999 has been extended to June 1, 1999, with an increase in the interest rate to 3% over the bank's prime rate.

At December 31, 1998, the Company had an outstanding indebtedness of $1,700,000, as well as $76,803 in outstanding letters of credit. The Company was in default of certain financial covenants with respect to working capital and tangible net worth requirements, for which the Company has received a waiver.

NOTE 7 - INCOME TAXES

Provisions (benefit) for income taxes included in the accompanying statements of operations consist of the following components:

                                                             1998        1997         1996
                                                           ----------------------------------
Currently payable:
    Federal                                              $ (117,300)   $ 98,068    $ (86,576)
    State                                                       800      32,207      (11,647)
                                                         ----------    --------    ---------

                                                           (116,500)    130,275      (98,223)
                                                         ----------    --------    ---------

Deferred:
    Federal                                                (463,100)    (52,702)    (190,243)
    State                                                  (120,400)    (14,891)     (58,916)
                                                         ----------    --------    ---------

                                                           (583,500)    (67,593)    (249,159)
                                                         ----------    --------    ---------

Income tax provision (benefit)                           $ (700,000)   $ 62,682   $ (347,382)
                                                         ==========    ========   ==========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONTINUED)

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and effective tax rate:

                                                              1998        1997       1996
                                                             --------    -------    ------
Federal statutory tax rate                                    (34.0)%     (34.0)%    (34.0)%
Increase in taxes resulting from:
  Unrealized deferred tax asset                                11.1       655.3          -
  State taxes, net of federal income tax benefit                 .5        39.2       (4.9)
  Other                                                        (1.1)      (84.5)      (6.8)
                                                             --------    -------    ------

Effective tax rate                                            (23.5)%     576.0%     (45.6)%
                                                             ========    =======    ======

The types of temporary differences between the tax bases of assets and liabilities that give rise to the net deferred tax balance at December 31, 1998 and 1997 and their approximate tax effects, are as follows:

                                                                        1998        1997
                                                                     ----------  ----------
Assets:
  Deferred revenue                                                   $   20,000   $       -
  Allowance for doubtful accounts                                        70,000      55,319
  Reserve for sales and returns                                         193,000      32,298
  Inventory - uniform capitalization                                    149,000      78,590
  Accrued vacation                                                       44,000      36,848
  Deferred rent                                                          10,500      14,869
  Non-cash stock compensation                                                 -      39,907
  Severance costs                                                        43,000      65,095
  Inventory reserves                                                     54,500           -
  Net operating loss carryforwards                                      375,000           -
                                                                     ----------  ----------

  Deferred tax assets                                                   959,000     322,926
                                                                     ----------  ----------

Liabilities:
  Excess tax amortization of production costs and depreciation
    over book amortization and depreciation                            (171,000)   (483,882)
  Royalties payable                                                     (13,000)          -
                                                                     ----------  ----------

  Deferred tax liabilities                                             (184,000)   (483,882)
                                                                     ----------  ----------

  Net deferred tax asset (liability) before valuation allowance         775,000    (160,956)

  Less:  Valuation allowance                                           (331,800)          -
                                                                     ----------  ----------

  Net deferred tax asset (liability)                                 $  443,200  $ (160,956)
                                                                     ==========  ==========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONTINUED)

At December 31, 1998, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $990,000 that expires in 2018.

For the year ended December 31, 1998, the Company recorded a net deferred tax asset of $443,200. The Company evaluated the gross deferred tax asset of $775,000 taking into consideration projected operating results determined that a valuation allowance of $331,800 should be established. The Company believes it is more likely than not that the deferred tax asset of $443,200 will be realized.

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

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK OPTIONS (CONTINUED)

Nonstatutory Stock Options ("NSSO")

During 1997, the Company granted nonstatutory stock options to purchase an aggregate of 600,000 shares of common stock to three individuals, as an inducement to join the Company, of which 125,000 have expired. These options are non-assignable and non-transferable, are exercisable over a seven year period from the date of grant and vest in various increments through 2000. The Company also issued NSSO to purchase 31,000 shares of common stock to the Chairman of the Board of the Company, subject to shareholder approval which was obtained in 1998. During 1998, the Company granted 100,000 NSSO to two individuals as an inducement to join the Company and 25,000 NSSO to a director of the Company. All such options have an exercise price equal to the closing price of the Company's common stock on the date of grant and were outside of any existing Company stock option plan.

Non-employee Options

Under the Company's Non-qualified Stock Option Plan, Directors Stock Option Plan and Non-Statutory Stock Options, the Company granted 37,500, 7,500 and 193,500 shares to non-employees during 1998, 1997 and 1996, respectively. As a result, the Company recorded non-cash compensation expense related to these options of $28,498, $43,112 and $49,052 in 1998, 1997 and 1996 with a corresponding credit to additional paid-in capital.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK OPTIONS (CONTINUED)

All options have an exercise price equal to the closing price of the Company's common stock on the date of grant. The weighted average fair value of options granted during the years are included in the option activity table below.

Option activity within each plan is as follows:

                                                             Non
                                              Incentive    Qualified    Directors     Non-     Weighted
                                                Stock       Stock         Stock     Statutory  Average
                                               Option       Option       Option      Stock      Price
                                                Plans       Plans         Plan       Options   Per Share
                                              ---------    ---------    ---------   ---------  ---------
Balance outstanding, January 1, 1996            234,500      106,000       75,000         -     $2.873

  Options granted range from
    $1.375 to $2.063 per share                  314,500      171,000       92,500         -     $1.625
  Options cancelled range from
    $2.00 to $4.533 per share                  (232,500)    (136,000)     (82,500)        -     $2.654
                                               --------     --------      -------    -------    ------

Balance outstanding, December 31, 1996          316,500      141,000       85,000         -     $1.725

  Options granted range from
    $1.375 to $2.00 per share                    50,000       69,000        7,500    631,000    $1.583
  Options cancelled range from
    $1.375 to $4.533 per share                  (93,000)     (10,000)           -         -     $2.367
                                               --------     --------      -------    -------    ------

Balance outstanding, December 31, 1997          273,500      200,000       92,500    631,000    $1.580

  Options granted range from
    $1.50 to $2.75 per share                     92,250            -       12,500    125,000    $ 2.05
  Options expired range from
    $1.375 to options exercised                 (35,250)           -            -    (125,00)   $1.457
    $2.75 per share
                                               --------     --------      -------    -------    ------

Balance outstanding, December 31, 1998          330,500      200,000      105,000    631,000    $1.613
                                               ========     ========      =======    =======    ======

Balance exercisable, December 31, 1998          193,839      145,667       66,665    233,667    $1.547
                                               ========     ========      =======    =======    ======

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK OPTIONS  (CONTINUED)

Information relating to stock options at December 31, 1998 summarized by exercise price are as follows:

                                             Outstanding                  Exercisable
                                   --------------------------------  ---------------------
                                                Weighted Average       Weighted Average
                                   -------------------------------------------------------
Exercise Price                                 Life      Exercise                 Exercise
Per Share                          Shares     (Months)     Price      Shares       Price
                                   -------------------------------------------------------
Incentive Stock Option Plan:
  $1.375                           197,750       69.6     $  1.375    171,172     $  1.375
  $1.788                            50,000       45.0        1.788     16,667        1.788
  $2.750                            82,750      109.5        2.750      6,000        2.750
                                   -------      -----     --------    -------     --------

                                   330,500       75.9     $  1.782    193,839     $  1.453
                                   =======      =====     ========    =======     ========

Non Qualified Stock Option
  Plan:
  $1.375                           101,000       74.0     $  1.375     92,668     $  1.375
  $1.625                            69,000      102.0        1.625     22,999        1.625
  $2.063                            30,000       91.5        2.063     30,000        2.063
                                   -------      -----     --------    -------     --------

                                   200,000       86.3     $  1.564    145,667     $  1.556
                                   =======      =====     ========    =======     ========

Directors Stock Option Plan:
  $1.750                             7,500       72.0     $  1.750      2,499     $  1.750
  $2.063                            62,500       85.7        2.063     41,666        2.063
  $2.500                            22,500      102.0        2.500     22,500        2.500
  $2.750                             5,000      109.5        2.750          -            -
  $2.1875                            7,500      115.0       2.1875          -            -
                                   -------      -----     --------    -------     --------

                                   105,000       87.2     $  2.176     66,665     $  2.198
                                   =======      =====     ========    =======     ========

Nonstatutory Stock Options:
  $1.375                           300,000       61.0     $  1.375    133,334     $  1.375
  $1.500                           300,000       72.4        1.500     90,000        1.500
  $1.625                            31,000      105.0        1.625     10,333        1.625
                                   -------      -----     --------    -------     --------

                                   631,000       68.6     $  1.447    233,667     $  1.434
                                   =======      =====     ========    =======     ========

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK OPTIONS (CONTINUED)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1998, 1997 and 1996 would have been increased to the pro forma amounts presented:

                                                           1998         1997         1996
                                                        -----------   ---------    ---------
Net loss, as reported                                   $(2,284,812)  $ (73,565)   $(412,815)
Net loss, pro forma                                     $(2,564,154)  $(246,590)   $(494,765)

Basic net loss per common share, as reported            $      (.45)  $   (0.02)   $   (0.08)
Basic net loss per common share, pro forma              $      (.50)  $   (0.05)   $   (0.10)

Diluted net loss per common share, as reported          $      (.45)  $   (0.02)   $   (0.08)
Diluted net loss per common share, pro forma            $      (.50)  $   (0.05)   $   (0.10)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998, 1997 and 1996; expected life of options was 7 years, expected volatility of 15%, 12% and 20%, respectively, risk-free interest rate of 6.0%, 6.0% and 6.1%, respectively, and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 1998, 1997 and 1996 was $.74, $.55 and $.55 per option.

Due to the fact that the Company's stock option programs vest over many years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of SFAS 123 been applicable to all years of previous option grants. The above numbers do not include the effect of options granted prior to 1995 that vested in 1996, 1997, and 1998.

NOTE 9 - COMMON STOCK PURCHASE WARRANTS

In connection with its initial public offering of common stock, the Company sold to the underwriter, for $100, warrants to purchase 170,000 shares of common stock at $3.75 per share. The warrants were exercisable during the four year period commencing on December 4, 1992. All such warrants expired as of December 4, 1996. No warrants were exercised.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - COMMITMENTS

Operating Leases

The Company leases its facilities and certain equipment under various operating leases which expire at various dates through January 31, 2002. The facility lease has a renewal option to extend the lease for an additional five years at an agreed upon rental amount. Future minimum lease payments under the noncancelable portion of these leases having terms in excess of one year at December 31, 1998 are presented in the schedule below.

        Year                                                             Amount
        ----                                                           ---------
        1999                                                           $ 230,190
        2000                                                             235,424
        2001                                                             235,424
        2002                                                              25,428
                                                                       ---------

                                                                       $ 726,466
                                                                       =========

Rent expense for the years ended December 31, 1998, 1997 and 1996 was $248,622, $311,864 and $276,579.

Employment Agreements

Effective January 1995, the Company entered into an employment agreement with an employee with an initial term of three years and compensation of $90,000. This agreement was extended to December 31, 1999.

On January 13, 1997, the Company entered into an employment and compensation agreement with a new President and Chief Operating Officer. This agreement expires on December 31, 1999. The minimum aggregate obligation under this agreement in 1999 is $292,200. The agreement also allowed for reimbursable expenses in 1997 amounting up to approximately $57,000.

On January 13, 1997, the Company entered into another employment and compensation agreement with an Executive Vice President and Creative Director. On January 30, 1998, this individual resigned from the Company. Upon resignation, the employment and compensation agreement was cancelled and the Company entered into a consulting agreement. The consulting agreement commenced in February 1998 for a period of twelve months at $12,500 per month. This agreement expired on January 31, 1999.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

Consulting Agreement

On November 1, 1996, the Company entered into a consulting agreement with the former President. This consulting agreement expires on December 31, 2001. The minimum aggregate obligation under this agreement is: 1999 - $150,000; 2000 - $120,000; and 2001 - $120,000. Management evaluated the future benefit of the consulting agreement to the Company and determined that $192,000 related to the consulting agreement should be recorded in fiscal year 1996 as additional severance costs. The short term portion of liability is amortized over the term of the agreement, and is recorded as a reduction to the related expense. At December 31, 1998, the Company has a remaining liability of $108,672, of which the short term portion of $41,664 has been classified as accrued expenses and the long term portion of $67,008 has been classified as other liabilities.

NOTE 11 - SALES

Export sales accounted for approximately 44%, 52% and 40% of the Company's net sales for the years ended December 31, 1998, 1997 and 1996. Sales by geographic area are as follows:


Geographic Area                                    1998        1997        1996
                                                  ------      ------      ------
Europe                                               30%         32%         28%
Asia                                                  4%         13%          8%
Other                                                10%          7%          4%

Approximately 13% of sales was made to one customer in 1998, 15% of sales in 1997 were made to one customer and 25% and 11% of sales in 1996 were made to two customers. During the year ended December 31, 1998, approximately 31% of the Company's sales were derived from five key customers.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - PURCHASES

The Company does not have manufacturing facilities. Most of the Company's products are manufactured by four printers located in Hong Kong, Colombia, Thailand, and Singapore. The Company's operations are subject to the customary risks of doing business abroad.

NOTE 13 - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified defined contribution employee benefit plan (the "401(k) plan") covering substantially all employees who have been employed for greater than one year and are at least 21 years of age. The Company may make a matching contribution of an amount equal to a specified percentage of employee contributions. In addition, the Board of Directors may further elect to make discretionary contributions. As of June 1, 1998, the Company's matching contribution was suspended. Total contributions made by the Company to the 401(k) plan during the years ended December 31, 1998, 1997 and 1996 were $19,421, $35,941 and $64,344.

NOTE 14 - RELATED PARTY TRANSACTIONS

Transactions With the Hunt Group

In May 1994, the Company entered into an agreement with an affiliated entity, The Hunt Creative Group ("Hunt Group"), where the principal owner is the Company's Chief Executive Officer and a member of the Company's Board of Directors. The Company agreed to subsidize this entity from August 1, 1994 through December 31, 1996 in return for a right of first refusal on any products developed by the entity pursuant to the terms of the agreement. The subsidy was $400,000 for 1996 and $0 for 1997 and 1998. At December 31, 1997 and 1996, the
Company had advance royalties less royalties earned of $70,000 and $239,000 to the Hunt Group.

Merger With the Hunt Group

On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Group, a related party, pursuant to which the Hunt Group was merged with and into the Company. The merger was approved by the Company's shareholders at its annual meeting on July 22, 1998. The merger was accounted for as a combination of entities under common control, which is accounted for in a similar manner as a pooling of interest and the financial statements have been restated to include the results of the Hunt Group for all periods presented. Under the terms of the agreement, the Company issued to the Hunt Family Trust, sole shareholder of the Hunt Group, 250,000 shares of the Company's stock for all the outstanding stock of the Hunt Group. Additionally, the agreement called for an additional 78,000 contingent shares to be issued to the Hunt Family Trust in three separate increments of 26,000 each when cumulative sales of the Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. As of December 31, 1998, cumulative sales of the Hunt Group developed products exceeded $7,000,000, and accordingly, an additional 78,000 shares of the Company stock were issued to the Hunt Family Trust and were included in weighted average shares outstanding based on the date the contingency was met. These shares are restricted securities and thus are not registered for resale unless provided for in a registration statement. The agreement also transfers the ownership of any and all copyrights or patents to the Company. The agreement also included the Hunt Group forgiving all royalties earned subsequent to October 1, 1997.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


Combined and separate results of Intervisual Books, Inc. and the Hunt Creative Group are as follows:

                                                         1998           1997          1996
                                                     ------------  ------------   ------------
REVENUES:
  Intervisual Books, Inc.                            $ 11,397,525  $ 19,033,430   $ 16,766,292
  Hunt Creative Group                                          -        123,947        445,127
  Eliminations                                                 -       (123,947)      (445,127)
                                                     ------------  ------------   ------------

                                                     $ 11,397,525  $ 19,033,430   $ 16,766,292
                                                     ------------  ------------   ------------

NET INCOME (LOSS):
  Intervisual Books, Inc.                              (2,284,812)     (112,075)      (544,242)
  Hunt Creative Group                                          -         38,510        131,427
                                                     ------------  ------------   ------------

                                                     $ (2,284,812) $    (73,565)  $   (412,815)
                                                     ============  =============  ============

Operating results of the Hunt Creative Group were not significant for the period January 1 through March 19, 1999.

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

In the fourth quarter of 1998, the Company recorded net adjustments that increased its net loss by approximately $525,000, which principally consists of $155,000 write-off of various accounts receivable, $63,000 write-off of inventory materials, recording $121,500 inventory reserves, $43,000 write-off of book production costs, and $99,500 write-off of royalty advances. The Company believes it is impracticable to determine which quarterly period the aforementioned adjustments relate to.

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS

NOTE 16 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                           1998         1997        1996
                                                         ---------    ---------   ---------
Basic weighted average shares outstanding                5,110,317    5,036,132   5,032,798
Diluted effect of stock options                                  -            -           -
                                                         ---------    ---------   ---------

Diluted weighted average shares outstanding              5,110,317    5,036,132   5,032,798
                                                         =========    =========   =========

Options to purchase 1,266,500, 1,197,000 and 542,500 shares were outstanding during the years ended 1998, 1997 and 1996, respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 17 - SUBSEQUENT EVENTS

On March 30, 1999, the Company signed a definitive agreement to acquire Fast Forward Marketing Inc., "Fast Forward". Fast Forward is a distributor of video and audio products for major motion picture studios. The acquisition would be accounted for as a purchase and is contingent upon due diligence proceedings, a fairness opinion, and obtainment of adequate financing. The terms of the proposed transaction will include cash and stock, but have not been finalized and are subject to standard conditions.

Subsequent to December 31, 1998, the Company formed a strategic alliance with a related book packager company, White Heat, Ltd. White Heat is also a creator and producer of interactive pop-up and novelty books. The Company assumed all production and sales responsibilities for books produced by White Heat, in exchange the Company shall pay White Heat a certain percent of net profits on all titles created by White Heat and any new titles covered by the agreement.

NOTE 18 - LIQUIDITY

At December 31, 1998, the Company had an outstanding indebtedness of $1,700,000 as well as $76,805 in outstanding letters of credit. The Company was in default of certain financial covenants with respect to working capital and tangible net worth requirements. The bank has agreed to waive those covenants. The bank loan agreement expires on June 1, 1999.

The Company is in the process of negotiating with the bank for a twelve month extension of its current credit line. The Company is also negotiating with other primary lenders as an alternative source of credit. In addition, the Company, subject to certain conditions, has obtained a commitment letter from a private party for a revolving subordinated credit facility in the amount of $2,300,000 which would carry a rate of approximately 500 basis points over the 3-month LIBOR rate. The proposed initial term of this facility is twelve months and would expire on April 15, 2000. The Company, at its sole discretion, may extend the term of this facility under the same terms and conditions for an additional twelve months. If an extension is requested, the Company will grant up to 150,000 warrants with an exercise price equal to the average twenty day trading price subsequent to the extension date. These warrants would have a term of two years

                             INTERVISUAL BOOKS, INC.

                          NOTES TO FINANCIAL STATEMENTS


NOTE 18 - LIQUIDITY (CONTINUED)

from the date of grant. This facility is subject to the Company's ability to obtain a twelve month $2,000,000 line from a primary lender and the presentation of audited financial statements for the year ended December 31, 1998. Management believes that the ability of the Company to obtain a $2,000,000 primary line is enhanced by the subordinated note commitment. The Company expects positive cash flow from operations for 1999 but is reliant on its ability to finalize financing arrangements with a primary lender in addition to closing the subordinated note facility. No assurance can be given that these results from operations or transactions will occur.

                                  INTERVISUAL BOOKS, INC.

                           SCHEDULE II - VALUATION AND QUALIFYING
                                   ACCOUNTS AND RESERVES


Column A                            Column B         Column C        Column D         Column E
--------                          -------------------------------------------------------------
                                                    Additions
                                    Balance at      Charged to                       Balance at
                                    Beginning       Costs and                          End of
Description                          of year         Expenses      Deductions(a)        Year
                                  -------------------------------------------------------------
Allowance for possible losses
  on receivables

Year ended December 31,

  1998                            $   128,000      $    66,000         $ (19,000)  $    175,000

  1997                                161,000           10,000           (43,000)       128,000

  1996                                158,000          100,000           (97,000)       161,000

Allowance for sales returns

Year ended December 31,

  1998                            $    75,000      $   409,000         $       -   $    484,000

  1997                                      -           75,000                 -         75,000

  1996                                      -                -                 -              -

Allowance for inventory
  write-offs

Year ended December 31,

  1998                            $         -      $   122,000         $       -   $    122,000

  1997                                      -                -                 -              -

  1996                                      -                -                 -              -

Accumulated amortization of
  production costs

Year ended December 31,

  1998                            $14,266,567      $ 1,454,473         $       -   $ 15,721,040

  1997                             12,936,064        1,330,503                 -     14,266,567

  1996                             11,647,134        1,288,930                 -     12,936,064


(a)  Write-off of uncollectible accounts.

Item 9.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

            None.

                                  PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company are as follows:

Name                         Age            Position
----                         ---            --------
Waldo H. Hunt                 78            Chairman of the Board, Chief
                                               Executive Officer, Director
Nathan N. Sheinman            49            President, Chief Operating
                                               Officer, Director
Dan P. Reavis                 49            Executive Vice President,
                                               Chief Financial Officer,
                                               Director
Gail A. Thornhill             46            Controller, Secretary
Gordon Hearne                 75            Director
Leonard William Jaffe         80            Director
John J. McNaughton            76            Director
Peter Seymour                 66            Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms furnished to the Company and certain written representations, the Company believes that during the last fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10-percent beneficial owners were complied with the exception that Mr. Reavis filed in July 1998 after the 10th day of the month a Form 4 disclosing the purchase of Company stock which occurred in June 1998.

Item 11.  EXECUTIVE COMPENSATION

Cash Compensation

        The following table sets forth in the prescribed format the compensation paid to all person's serving as the Company's Chief Executive Officer and the other executive officers of the Company which received total annual salary and bonus in excess of $100,000 for services rendered in all capacities during the Company's last completed fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                ANNUAL COMPENSATION                  COMPENSATION
                                                -------------------                  ------------
                                                                                     Securities
                                                                Other Annual          Underlying        All Other
        Name and                        Salary       Bonus      Compensation            Options        Compensation
   Principal Position       Year (1)     ($)          ($)        ($) (2)              (#) (4)           ($) (3)
   ------------------       --------    -------      -----      ------------         ------------      ------------
Waldo H. Hunt                1998       235,416        -           69,179                   --           3,125
Chairman, CEO                1997       243,333        -           68,414              150,000           4,750
                             1996             1        -               --                   --              --

Nathan N. Sheinman           1998       258,958        -               --                   --           5,115
President, COO               1997       233,974        -               --              300,000              --


Dan P. Reavis                1998       156,939        -               --                   --              --
Executive Vice President     1997             -        -               --              175,000              --
CFO

(1) Mr. Sheinman and Mr. Reavis joined the Company in 1997 and 1998, respectively, and, accordingly, no information is disclosed with respect to prior years for these individuals. In November 1996, Mr. Hunt assumed the role of Chief Executive Officer of the Company upon the resignation of the Company's former President and CEO.

(2) The amount disclosed in this column includes $60,000 for a life insurance policy and auto allowances.

(3) The amounts disclosed in this column represent contributions relating to the Company's 401(k) plan.

(4) In November 1997, Mr. Reavis was granted options as part of his employment agreement as an inducement to join the Company in January 1998.

        The following tables set forth certain information with respect to the executive officers named in the Summary Compensation table in the prescribed formats with respect to options granted and exercised under the Company's various stock option plans during the last fiscal year:

                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of                                                             Potential Realizable
                           Securities                                                            Value at Assumed
                          Underlying          % of Total                                       Annual Rates of Stock
                            Options        Options Granted     Exercise                          Price Appreciation
                            Granted        To Employees In      Price        Expiration           for Option Term
Name                        (#)           Fiscal Year (%)        ($)            Date           5%                  10%
-------------------------------------------------------------------------------------------------------------------------
Waldo H. Hunt                0                 0.0%               -              -             -                    -
Nathan Sheinman              0                 0.0%               -              -             -                    -
Dan Reavis                   0                 0.0%               -              -             -                    -

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                       Number of Securities              Value of Unexercised
                          Shares                     Underlying Unexercised              In-the-Money Options
                        Acquired      Value          Options at FY-End                        at FY-End(1)
                      On Exercise   Realized      Exercisable      Unexercisable     Exercisable      Unexercisable
       Name               (#)          ($)            (#)              (#)               ($)                ($)
-------------------------------------------------------------------------------------------------------------------------
Waldo H. Hunt          None         N/A             49,999           100,001              0                  0
Nathan Sheinman        None         N/A            183,334           116,666              0                  0
Dan P. Reavis          None         N/A             90,000            85,000              0                  0

(1) The amounts in this column are calculated using the difference between the closing market price of the Company's common stock at the Company's 1998 fiscal year-end and the option exercise prices. The closing market price of the Company's common stock was more than the option exercise prices.


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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

        The following table sets forth certain information concerning beneficial ownership of common stock of the Company as of February 26, 1999, by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's common stock, by each director of the Company, each executive officer named in the Summary Compensation Table, and by all current directors and officers as a group. Except as otherwise noted, the following shareholders have sole voting and investment power with respect to the shares indicated except to the extent that authority is shared by spouses under applicable law.

                                                     Amount and Nature
                                                       of Beneficial    Percent
Name                                                  Ownership(1)(2)   of Class
----                                                  ---------------   --------
Waldo H. Hunt/The Hunt Trust (3)  . . . . . . . . .     2,933,416         55.7
  2716 Ocean Park Blvd. #2020
  Santa Monica, CA  90405
Dan P. Reavis . . . . . . . . . . . . . . . . . . .        95,000          1.8
Nathan N. Sheinman. . . . . . . . . . . . . . . . .       183,334          3.4
Gordon Hearne. . .  . . . . . . . . . . . . . . . .        31,333            *
Leonard W. Jaffe. . . . . . . . . . . . . . . . . .         8,667            *
John J. McNaughton. . . . . . . . . . . . . . . . .        53,999          1.0
Peter Seymour . . . . . . . . . . . . . . . . . . .        39,591            *
All directors and executive officers
  as a group (8 persons). . . . . . . . . . . . . .     3,379,257         59.4

---------------
*    Less than 1%

(1) Information relating to beneficial ownership of shares of Company common stock is based upon the rules set forth under the Securities Exchange Act of 1934. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Includes the following number of shares of common stock that may be purchased upon the exercise of options granted by the Company which are exercisable on February 26, 1999 or within 60 days thereafter: Mr. Hunt, 49,999; Mr. Reavis, 90,000; Mr. Sheinman, 183,334; Mr. Hearne, 30,833; Mr. Jaffe, 1,667;
Mr. McNaughton, 49,999; Mr. Seymour, 30,000; and all directors and executive officers as a group, 463,749.

(3) All such shares are owned of record either by Mr. Hunt or by Waldo H. Hunt and Patricia E. Hunt, Trustees of The Hunt Trust, UTA May 30, 1980, of which both Trustees have shared voting and investment power.


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

        In July 1998, the Company's shareholders approved an Agreement and Plan of Merger with the Hunt Group and the Hunt Family Trust whereby the Hunt Group was merged with and into the Company. Under the terms of the agreement, Mr. Hunt and the Hunt Group gave up rights to all commissions or royalties due after October 1, 1997 on products developed by the Hunt Group and sold by the Company in exchange for 250,000 shares of the Company's common stock which were issued on the effective date of the merger and an additional 78,000 shares which were issued later in 1998 when certain sales requirements had been met.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Report.

               1. Financial Statements. A list of financial statements is contained in "Index to Financial Statements" on page 21 hereof.

               2. Financial Statement Schedule. The following financial statement schedule of Intervisual Books, Inc., for the years ended December 31, 1998, 1997, and 1996 is filed as a part of this Report and should be read in conjunction with the Financial Statements of Intervisual Books, Inc.



Schedule                                                               Page
--------                                                               ----
        II            Valuation and Qualifying Accounts..............   45

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

10.12                 Office Lease between Watt Headquarters Limited
                      Partnership and the Company dated August 8, 1996
                      (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13                 Second Lease Addendum between Watt Headquarters Limited
                      Partnership and the Company dated December 3, 1996
                      (Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.14                 Amendment to Lease Agreement between Watt Headquarters
                      Limited Partnership and the Company dated January 27, 1997
                      (Incorporated by reference to

                      Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.15* Form of Indemnification Agreement provided to Company's executive officers and directors (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.16*                Employment Agreement between the Company and Waldo H.
                      Hunt (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.17* Nonstatutory Stock Option Agreement between the Company and Waldo H. Hunt (Incorporated by reference to Exhibit
                      10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.18*                Employment Agreement between the Company and Dan P. Reavis
                      (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.19* Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis (Incorporated by reference to Exhibit
                      10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.20                 Business Loan Agreement between the Company and Santa
                      Monica Bank (Incorporated by reference to Exhibit 10.23 to
                      Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.21                 Commercial Security Agreement between the Company and
                      Santa Monica Bank (Incorporated by reference to Exhibit
                      10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.22 Assignment of Copyright as Collateral for Line of Credit between the Company and Santa Monica Bank (Incorporated by reference to Exhibit 10.25 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.23                 Promissory Note between the Company and Santa Monica Bank
                      (Incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.24                 Indemnification Agreement between the Company and Waldo
                      Hunt and The Hunt Family Trust (Incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form
                      10-K for the fiscal year ended December 31, 1997.)

10.25                 Severance Agreement and General Release between the
                      Company and Neil Stuart (Incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.26                 Consulting Agreement between the Company and Neil Stuart
                      (Incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.27                 Agreement and Plan of Merger between the Company and The
                      Hunt Creative Group and The Hunt Family Trust
                      (Incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.28* Amendment of Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis

10.29* Nonstatutory Stock Option Agreement between the Company and Leonard William Jaffe

10.30                 Waiver Letter from Santa Monica Bank

10.31                 Notice of Final Agreement and Change in Terms
                      Agreement between the Company and Santa Monica Bank

23.                   Consent of Independent Certified Public Accountants

24.                   Power of Attorney (contained on signature page)

27.                   Financial Data Schedule

--------------------------
*       Indicates management contract or compensatory plan or arrangement

        (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             INTERVISUAL BOOKS, INC.


Date:  March 30, 1999      By:  /s/ Nathan N. Sheinman
                                ---------------------------------
                                Nathan N. Sheinman, President,
                                Chief Operating Officer, Director


Date:  March 30, 1999      By:  /s/ Dan P. Reavis
                                ---------------------------------
                                Dan P. Reavis, Executive Vice
                                President, Chief Financial Officer,
                                Director

Date:  March 30, 1999      By:  /s/ Gail A. Thornhill
                                ---------------------------------
                                Gail A. Thornhill, Controller
                                Chief Accounting Officer

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

SIGNATURE                                 TITLE                       DATE
---------                                 -----                       ----

/s/ Waldo H. Hunt                  Chairman, Chief              March 30, 1999
-------------------------          Executive Officer,
WALDO H. HUNT                      Director

/s/ Nathan N. Sheinman             President, Chief             March 30, 1999
-------------------------          Operating Officer,
NATHAN N. SHEINMAN                 Director



/s/ Dan P. Reavis                  Executive Vice               March 30, 1999
-------------------------          President, Chief
DAN P. REAVIS                      Financial Officer,
                                   Director


/s/ Leonard W. Jaffe               Director                     March 30, 1999
-------------------------
LEONARD WILLIAM JAFFE



/s/ Gordon Hearne                  Director                     March 30, 1999
-------------------------
GORDON HEARNE



                                   Director
-------------------------
JOHN J. MCNAUGHTON



/s/ Peter Seymour                  Director                     March 30, 1999
-------------------------
PETER SEYMOUR

                             INTERVISUAL BOOKS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998
                       INDEX OF EXHIBITS FILED WITH REPORT


Exhibit
-------
10.28*  Amendment of Nonstatutory Stock Option Agreement between the Company and
        Dan P. Reavis

10.29*  Nonstatutory Stock Option Agreement between the Company and Leonard
        William Jaffe

10.30   Waiver Letter from Santa Monica Bank

10.31   Notice of Final Agreement and Change in Terms Agreement between the
        Company and Santa Monica Bank

23.     Consent of Independent Certified Public Accountants

24.     Power of Attorney (contained on signature page)

27.     Financial Data Schedule