Form 10-Q
period 1999-03-31
INTERVISUAL BOOKS INC /CA
filed 1999-05-17
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _____________ to _____________


                         Commission File Number: 1-10916


                             INTERVISUAL BOOKS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                        95-2929217
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

2716 Ocean Park Boulevard, Suite 2020
     Santa Monica, California                                 90405
--------------------------------------                 -------------------
Address of principal executive offices                       Zip Code

Registrant's telephone number, including area code:   (310)  396-8708

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X     No
                                                    ---        ---

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of March 31, 1999, there were 5,215,115 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                               Page
                                                                             ----
         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1999, and December 31, 1998       1

                  Statements of Operations - Three months ended
                    March 31, 1999 and 1998                                    2

                  Statements of Cash Flows - Three months ended
                    March 31, 1999 and 1998                                    3

                  Notes to Financial Statements                                4

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        6

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                    10

                             INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                        3/31/99      12/31/98
                                                       ----------    --------
                                                       (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                           $    772      $  1,561
   Accounts receivable, less allowances
      of $178 and $175                                    1,124         2,246
   Inventories                                            1,932         1,634
   Prepaid expenses                                         231           242
   Royalty advances                                         348           352
   Income taxes receivable                                  117           117
   Other current assets                                     175           206
                                                       --------      --------
      Total current assets                                4,699         6,358

Production costs, net of accumulated
    amortization of $15,853 and $15,721                   3,535         3,427

Property and equipment, net of accumulated
   depreciation of $970 and $952                            171           187

Deferred income taxes                                       512           443
                                                       --------      --------
                                                       $  8,917      $ 10,415
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    $  1,963      $  3,131
   Line of credit                                         1,900         1,700
   Accrued royalties                                         98           282
   Accrued expenses                                         204           226
   Customer deposits                                         71            68
                                                       --------      --------
     Total current liabilities                            4,236         5,407

Other liabilities                                            72            85

     TOTAL LIABILITIES                                    4,308         5,492
                                                       --------      --------

Stockholders' Equity:
   Common stock, no par value; shares
     authorized 10,000,000, shares issued and
     outstanding 5,215,115 at March 31, 1999
     and 5,164,531 at December 31, 1998                   4,800         4,731
   Additional paid in capital                               330           330
   Retained earnings                                       (521)         (138)
                                                       --------      --------

     TOTAL STOCKHOLDERS' EQUITY                           4,609         4,923
                                                       --------      --------

                                                       $  8,917      $ 10,415
                                                       ========      ========


See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                       1999          1998
                                                      -------      -------
Net sales                                             $ 1,519      $ 1,158
Rights income                                               2          152
                                                      -------      -------
Total revenues                                          1,521        1,310

Cost of sales                                           1,069          891
                                                      -------      -------

   Gross profit                                           452          419

Selling, general and administrative expenses              875        1,078
Interest expense                                          (39)           0
Other income                                                9           14
                                                      -------      -------

Loss before income taxes                                 (453)        (645)

Income tax benefit                                        (70)        (182)
                                                      -------      -------

Net loss                                              $  (383)     $  (463)
                                                      =======      =======

Loss per common share
   Basic                                              $ (0.07)     $ (0.09)
                                                      =======      =======
   Diluted                                            $ (0.07)     $ (0.09)
                                                      =======      =======

Weighted average number of common shares
   and equivalents outstanding:
   Basic                                                5,191        5,050
                                                      =======      =======
   Diluted                                              5,191        5,050
                                                      =======      =======



See notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1999        1998
                                                           -------     -------
Cash flows from operating activities:
   Net loss                                                $  (383)    $  (463)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                           150         108
       Provision for losses on accounts receivable               3           4
       Provision for abandoned titles                            5           3
       Deferred income taxes                                   (69)         --
       Excess fair market value over book value
         of assets acquired                                     --          (3)
       Increase (decrease) from changes in:
           Accounts receivable                               1,119       2,886
           Inventories                                        (298)       (208)
           Prepaid expenses                                     11        (340)
           Royalty advances                                      4         (55)
           Other current assets                                 31           9
           Accounts payable                                 (1,168)     (2,540)
           Accrued royalties                                  (184)       (172)
           Accrued expenses                                    (22)        (63)
           Income taxes payable                                 --        (130)
           Customer deposits                                     3          23
           Other liabilities                                   (13)        (13)
                                                           -------     -------
             Net cash used in operating activities            (811)       (954)
                                                           -------     -------

Cash flows from investing activities:
   Additions to property and equipment                          (2)        (10)
   Additions to production costs                              (245)       (351)
                                                           -------     -------
             Net cash used in investing activities            (247)       (361)
                                                           -------     -------

Cash flows from financing activities:
   Proceeds from exercise of options                            69          50
   Proceeds from bank line of credit                           200          --
                                                           -------     -------
             Net cash provided by financing activities         269          50
                                                           -------     -------

Net decrease in cash and cash equivalents                     (789)     (1,265)

Cash and cash equivalents, beginning of period               1,561       2,383
                                                           -------     -------

Cash and cash equivalents, end of period                   $   772     $ 1,118
                                                           =======     =======

Supplemental disclosures of cash flow information:
Cash paid during the period for:
    Income taxes                                           $    --     $   153
    Interest expense                                            39          --




See notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (unaudited)

Note 1 - Statement of Information Furnished
-------------------------------------------

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and cash flows for the three month period ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Note 2 - Loss Per Common Share
------------------------------

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three months ended March 31, 1999 and 1998 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Fast Forward Marketing Acquisition
-------------------------------------------

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due April 1, 2000, and a cash payment of $150,000 due April 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward Marketing achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares to be issued 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares will be issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years whichever is less. In connection with the acquisition of Fast Forward, The Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, as long as Mr. Ades is employed by the Company. This transaction will be accounted for as a purchase.

Note 4 - Lines of Credit
------------------------

The Company signed an agreement on May 12, 1999 with its bank that provides for borrowings up to a maximum of $2,000,000 depending on availability. This agreement which expires on May 1, 2000 has an interest rate of 2.5% over prime. The Company also on May 12, 1999 signed a loan agreement with a private party that provides a revolving line of credit of up to $2,300,000. This agreement is for one year and has an interest rate of 5% above the 3-month LIBOR rate. At the Company's option, this agreement can be extended for an additional year under the same terms and conditions. If the Company decides to extend this line of credit, the agreement requires that warrants for up to 150,000 shares of the Company's common stock to be issued. These warrants are execisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to the Company's notice to extend the loan agreement. In both credit agreements, the Company makes affirmative and negative covenants and the agreement with the Company's bank contains certain financial covenants. In connection with both agreements, the Company granted to the lenders a security interest in all of its assets.

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

The Company also self-publishes titles and offers the books directly to retailers. The recent acquisition of Fast Forward Marketing, Inc. (see Note 3 and discussion below) brings to the Company a trained sales force which will enhance the Company's ability to sell and service retailers. Fast Forward Marketing, Inc., Marina del Rey, California, is a leading independent sales organization that distributes video and audio products for major motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount, 20th Century Fox, and many independent producers. Since its founding in 1987, Fast Forward Marketing, Inc. has built an account base of more than 4,000 retailers, including national chains such as Toys R Us, Blockbuster, Target, Borders, Musicland and Best Buy, as well as specialty retailers such as Zany Brainy, Store of Knowledge, Noodle Kidoodle, Gymboree, Books A Million and other children's bookstores, gift shops, museums, zoos and Internet retailers such as E-Toys. The Company also markets its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handles sales, collection, billing, warehousing and order fulfillment functions.

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company's customers. Many of the surviving children's imprints are still consolidating which is having a negative impact on the size and frequency of their orders. This trend has been a major factor in the Company's decision to self-publish. The Company's self-publishing program is gaining consumer acceptance, indicating its interactive books and playsets are still in demand.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due April 1, 2000, and a cash payment of $150,000 due April 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward Marketing achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares to be issued 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares will be issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years whichever is less. In connection with the acquisition of Fast Forward, The Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, as long as Mr. Ades is employed by the Company. This transaction will be accounted for as a purchase.

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1999 were $1,519,000 as compared to $1,158,000 for the prior year. The sales increase of $361,000 for the three month period was made up of increases in foreign sales of $348,000 and domestic sales of $13,000. For the first quarter of 1999, foreign sales were $941,000 as compared to $593,000 in the first quarter of 1998. Domestic sales were $578,000 for the first three months of 1999 compared to $565,000 for the same period last year.

Rights income in the first quarter of 1999 was $2,000 as compared to $152,000 for the same period of the prior year. The 1998 income is primarily derived from the Company's sale of worldwide direct marketing rights on some of its products. These sales do not require that the Company manufacture, and, therefore, have no related cost. The Company expects to receive licensing income in the second quarter of 1999 comparable to that recorded in the first quarter of 1998.

Gross profit margin for the three month period ended March 31, 1999 was 29.6% of sales (excluding rights income) as compared to 23.1% for the same period of 1998. This reduction was due primarily to lower cost of goods resulting from returns received in 1999 for products sold in 1998. This was offset by lower margins on sales of close out inventory sold at lower than normal gross margins. Costs of sales consists primarily of manufacturing costs, book development amortization, and royalties. Manufacturing costs were $899,000 or 59.2% of sales for the three months ended March 31, 1999, compared to $772,000 or 66.7% of sales for the same period of 1998. Amortization was $132,000 or 8.7% of sales for the three months ended March 31, 1999, versus $78,000 or 6.8% of sales for the comparable period of 1998. Royalties for the first three months of 1999 were $38,000 or 2.5% of sales compared to $41,000 or 3.5% of sales for the same period of 1998. All percentages are calculated on net sales which do not include rights income.

Selling, general and administrative expenses for the three month period ended March 31, 1999 were $875,000 as compared to $1,078,000 for the comparable period of the prior year. These expenses are comprised of personnel, selling and administrative. Personnel expenses were $437,000 for the three month period ended March 31, 1999, as compared to $561,000 for the same period of 1998, a decrease of $124,000. This decrease can be attributed primarily to salary and staff reductions in the latter part of 1998 as well as the expiration of a consulting agreement in January of 1999. Selling expenses were $170,000 for the three month period ended March 31, 1999, as compared to $224,000 for the same period of 1998, a decrease of $54,000. This decrease is primarily related to lower distribution costs relating to the Company's self-publishing efforts and lower travel and entertainment expenses, partially offset by increased expenses relating to the addition of a UK sales person. The Company's administrative expenses were $268,000 for the three month period ended March 31, 1999, as compared to $293,000 for the same period of 1998, a decrease of $25,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $789,000 to $772,000 at March 31, 1999 from $1,561,000 at December 31, 1998. At March 31, 1999, working capital was $463,000 compared to $951,000 at December 31, 1998. The primary use of cash during the three months ended March 31, 1999 was from operations.

Net cash used in operations was $811,000 for the first quarter of 1999 as compared to $954,000 for the corresponding period of the previous year. The $143,000 change in cash from operations for the first three months of 1999 was primarily attributable to decreases in net operating loss and accounts payable, which were partially offset by a decrease in accounts receivable. Net cash used in investing activities amounted to $247,000 as compared $361,000 during the same period in 1998. This decrease in cash used is primarily from a decrease in production costs in the first quarter of 1999 versus the same period of 1998. Net cash provided by financing activities was $269,000 in 1999 as compared to $50,000 for the same period in 1998. This increase in cash provided is primarily from borrowing on the Company's line of credit from its bank..

The Company signed an agreement on May 12, 1999 with its bank that provides for borrowings up to a maximum of $2,000,000 depending on availability. This agreement which expires on May 1, 2000 has an interest rate of 2.5% over prime. The Company also on May 12, 1999 signed a loan agreement with a private party that provides a revolving line of credit of up to $2,300,000. This agreement is for one year and has an interest rate of 5% above the 3-month LIBOR rate. At the Company's option, this agreement can be extended for an additional year under the same terms and conditions. If the Company decides to extend this line of credit, the agreement requires that warrants for up to 150,000 shares of the Company's common stock to be issued. These warrants are execisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to the Company's notice to extend the loan agreement. In both credit agreements, the Company makes affirmative and negative covenants and the agreement with the Company's bank contains certain financial covenants. In connection with both agreements, the Company granted to the lenders a security interest in all of its assets.

As of May 1, 1999, the Company did not have any commitments for any material capital expenditures for 1999 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow on its lines of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

YEAR 2000 MODIFICATIONS

The Company has reviewed its computer systems to evaluate the extent to which modifications are necessary to insure year 2000 compliance. The Company has upgraded its accounting software for year 2000 compliance, as well as other software programs. Remaining computer upgrades or modifications are expected to be completed by July 1, 1999. The total expenditures to date have been minimal, and additional expenditures needed to complete the process are not expected to exceed $20,000. Given the nature of the Company's products, the Company believes that its products do not pose year 2000 compliance issues. As with virtually all companies, the Company relies to some degree, directly and indirectly, on external computer systems utilized by the Company's suppliers, and the Company is reviewing the impact that any failure by these third parties to resolve their year 2000 problems might have on the business of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

                                         INTERVISUAL BOOKS, INC.



                                         By:  /s/ Nathan N. Sheinman
                                              -----------------------------
                                              Nathan N. Sheinman, President
                                              Chief Operating Officer



                                         By:  /s/ Dan P. Reavis
                                              -----------------------------
                                              Dan P. Reavis
                                              Executive Vice President
                                              Chief Financial Officer




Date:  May 17, 1999
       ------------

                                 EXHIBIT INDEX
                                 -------------


     EXHIBIT
     NUMBER       DESCRIPTION
     -------      -----------

       27         Financial Data Schedule