Form 10-Q
period 1999-06-30
INTERVISUAL BOOKS INC /CA
filed 1999-08-16
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

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

2716 Ocean Park Boulevard, Suite 2020
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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of June 30, 1999, there were 5,885,115 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----

        Item 1.  Financial Statements

                 Balance Sheets - June 30, 1999, and December 31, 1998             1

                 Statements of Operations - Three and Six months ended
                 June 30, 1999 and 1998                                            2

                 Statements of Cash Flows - Six months ended June 30,
                 1999 and 1998                                                     3

                 Notes to Financial Statements - June 30, 1999                     4

        Item 2.  Management's Discussion and Analysis of Financial Condition       6
                 and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9

PART II - OTHER INFORMATION

        Item 2.  Changes in Securities and Uses of Proceeds                       10

        Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                        11

                             INTERVISUAL BOOKS, INC.
                                 BALANCE SHEETS
                                 (In thousands)

                                                    (unaudited)
ASSETS                                                 6/30/99          12/31/98
                                                      --------          --------
Current Assets:
   Cash and cash equivalents                          $    156          $  1,561
   Accounts receivable, less allowances
      of $160 and $175                                   4,659             2,246
   Inventories                                           2,049             1,634
   Prepaid expenses                                        103               159
   Commission & royalty advances                           499               352
   Income taxes receivable                                 117               117
   Other current assets                                    186               206
                                                      --------          --------
      Total current assets                               7,769             6,275

Production costs, net of accumulated
    amortization of $16,250 and $15,721                  3,545             3,427
Goodwill                                                 1,589                --
Acquisition costs                                          343                83
Other assets                                                13                --
Property and equipment, net of accumulated
   depreciation of $1,596 and $952                         319               187
Deferred income taxes                                      513               443
                                                      --------          --------
                                                      $ 14,091          $ 10,415
                                                      ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                      5,720             3,131
   Line of credit                                          855             1,700
   Accrued royalties                                       166               282
   Accrued expenses                                        245               226
   Customer deposits                                       211                68
                                                      --------          --------
     Total current liabilities                           7,197             5,407

Long term debt                                           2,000                --
Other liabilities-long term                                209                85

     TOTAL LIABILITIES                                   9,406             5,492
                                                      --------          --------

Stockholders' Equity:
   Common stock, no par value; shares
     authorized 10,000,000, shares issued and
     outstanding 5,885,115 at June 30, 1999
     and 5,164,531 at December 31, 1998                  5,290             4,731
   Additional paid in capital                              355               330
   Retained deficit                                       (960)             (138)
                                                      --------          --------

     TOTAL STOCKHOLDERS' EQUITY                          4,685             4,923
                                                      --------          --------

                                                      $ 14,091          $ 10,415
                                                      ========          ========

See accompanying notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)


                                                                          Quarter Ended June 30,  Six Months Ended June 30,
                                                                           1999         1998         1999         1998
                                                                          -------      -------      -------      -------
Net sales                                                                 $ 3,758      $ 3,579      $ 5,277      $ 4,737
Rights income                                                                 190           51          193          203
                                                                          -------      -------      -------      -------
Total revenues                                                              3,948        3,630        5,470        4,940

Cost of sales                                                               3,112        2,861        4,182        3,752
                                                                          -------      -------      -------      -------

Gross profit                                                                  836          769        1,288        1,188

Selling, general and administrative expenses                                1,213        1,233        2,079        2,298
                                                                          -------      -------      -------      -------

Loss from operations                                                         (377)        (464)        (791)      (1,110)

Interest expense                                                              (62)          (3)        (101)          (3)
                                                                          -------      -------      -------      -------

Loss before income taxes                                                     (439)        (467)        (892)      (1,113)

Income tax benefit                                                             --         (121)         (70)        (303)
                                                                          -------      -------      -------      -------

Net loss                                                                     (439)        (346)        (822)        (810)
                                                                          =======      =======      =======      =======

Loss per common share
   Basic                                                                  $ (0.08)       (0.07)       (0.15)       (0.16)
                                                                          =======      =======      =======      =======
   Diluted                                                                $ (0.08)       (0.07)       (0.15)       (0.16)
                                                                          =======      =======      =======      =======

Weighted average number of common shares and equivalents outstanding:
   Basic                                                                    5,546        5,092        5,378        5,071
                                                                          =======      =======      =======      =======
   Diluted                                                                  5,546        5,092        5,378        5,071
                                                                          =======      =======      =======      =======

See accompanying notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

(Unaudited)                                                                           Six Months Ended June 30,
                                                                                        1999             1998
                                                                                       -------          -------
Cash flows from operating activities:
   Net loss                                                                            $  (822)         $  (810)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                                       588              410
       Provision for losses on accounts receivable                                          --               16
       Provision for abandoned titles                                                       15               11
       Deferred income taxes                                                               (70)              --
       Stock-based compensation expense                                                     25               --
       Increase (decrease) from changes in:
           Accounts receivable                                                            (496)           1,747
           Inventories                                                                    (415)            (433)
           Prepaid expenses                                                                 95             (416)
           Royalty advances                                                                 60              (73)
           Other assets                                                                     20               --
           Accounts payable                                                               (513)          (1,753)
           Accrued royalties                                                              (155)             (47)
           Accrued expenses                                                                (74)             (72)
           Income taxes payable                                                             --             (130)
           Customer deposits                                                               143               58
           Other liabilities                                                               (25)              --
                                                                                       -------          -------
             Net cash used in operating activities                                      (1,624)          (1,492)
                                                                                       -------          -------

Cash flows from investing activities:
   Additions to property and equipment                                                      (2)             (29)
   Additions to leasehold improvements                                                      --               (5)
   Additions to production costs                                                          (594)            (717)
   Additions to acquisition costs                                                         (260)              --
                                                                                       -------          -------
             Net cash used in investing activities                                        (856)            (751)
                                                                                       -------          -------

Cash flows from financing activities:
   Cash acquired in acquisition                                                            305               --
   Proceeds from exercise of options                                                        70               69
   Proceeds from subordinated line of credit                                             2,000               --
   Proceeds from bank line of credit                                                        --              250
   Repayment on bank line of credit                                                     (1,300)              --
                                                                                       -------          -------
             Net cash provided by financing activities                                   1,075              319
                                                                                       -------          -------

Net decrease in cash and cash equivalents                                               (1,405)          (1,924)

Cash and cash equivalents, beginning of period                                           1,561            2,383
                                                                                       -------          -------

Cash and cash equivalents, end of period                                               $   156          $   459
                                                                                       =======          =======

Supplemental disclosures of cash flow information: Cash paid during the period for:
    Income taxes                                                                       $     1          $   153
    Interest expense                                                                       101                3

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations for the three and six month periods ended June 30, 1999, and cash flows for the six month period ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The results of operations for the three and six month period ended June 30, 1999, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three and six months ended June 30, 1999 and 1998 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Fast Forward Marketing Acquisition

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares issued 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years whichever is less. In connection with the acquisition of Fast Forward, The Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, for as long as Mr. Ades is employed by the Company. This transaction has been accounted for as a purchase. On May 14, 1999, the Company issued shares valued at $489,000 and a contingent cash payment of $150,000 in exchange for the net book value of Fast Forward of ($957,000). This resulted in goodwill of $1,596,000 which is being amortized over the estimated useful life of 20 years.

Note 4 - Lines of Credit

The Company signed an agreement on May 12, 1999 with its bank that provides for borrowings up to a maximum of $2,000,000 depending on availability. This agreement which expires on May 1, 2000 has an interest rate of 2.5% over prime. The Company also on May 12, 1999 signed a loan agreement with a private party that provides a revolving line of credit of up to $2,300,000. This agreement is for one year and has an interest rate of 5% above the 3-month LIBOR rate. At the Company's option, this agreement can be extended for an additional year under the same terms and conditions. If the Company decides to extend this line of credit, the agreement requires that warrants for up to 150,000 shares of the Company's common stock be issued. These warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to the Company's notice to extend the loan agreement. The Company expects to extend this loan for an additional year and has reclassified the related debt at June 30, 1999 to long term debt. In both credit agreements, the Company makes affirmative and negative covenants and the agreement with the Company's bank contains certain financial covenants. As of June 30, 1999, the Company was in compliance with all financial covenants. In connection with both agreements, the Company granted to the lenders a security interest in all of its assets. As of June 30, 1999, the Company had borrowings of $855,000 under its bank line of credit and $2,000,000 of borrowings under its revolving line of credit.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At June 30, 1999, Fast Forward recorded a reserve for accounts receivable of $198,000 and a reserve for accounts payable for $141,000.

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

The Company also self-publishes titles and offers the books directly to retailers. The recent acquisition of Fast Forward Marketing, Inc. (see Note 3 and discussion below) brings to the Company a trained sales force which will enhance the Company's ability to sell and service retailers. The Company also distributes video and audio products for major motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount, 20th Century Fox, and many independent producers through Fast Forward Marketing, Inc., a leading independent sales organization. Since its founding in 1987, Fast Forward Marketing, Inc. has built an account base of more than 4,000 retailers, including national chains such as Toys R Us, Blockbuster, Target, Borders, Musicland and Best Buy, as well as specialty retailers such as Zany Brainy, Store of Knowledge, Noodle Kidoodle, Gymboree, Books A Million and other children's bookstores, gift shops, museums, zoos and Internet retailers such as E-Toys. The Company also markets its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handles sales, collection, billing, warehousing and order fulfillment functions.

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

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward Marketing achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares issued 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years whichever is less. In connection with the acquisition of Fast Forward, The Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, as long as Mr. Ades is employed by the Company. This transaction was accounted for as a purchase. On May 14, 1999, the Company issued shares valued at $489,000 and a contingent cash payment of $150,000 in exchange for the net book value of Fast Forward Marketing of ($957,000). This resulted in goodwill of $1,596,000 which is being amortized over the estimated useful life of 20 years.

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 1999 were $3,758,000 and $5,277,000, respectively, as compared to $3,579,000 and
$4,737,000 for the comparable periods of the preceding year. Sales were up $179,000 and $540,000, respectively, for the three and six month periods ended June 30, 1999 as compared to the prior year. Domestic sales of book products were flat for the quarter and six month periods, while foreign sales were down $851,000 and $503,000, respectively. This decrease in foreign sales can be primarily attributed to the effect of a strong US dollar in the latter part of 1998 against currencies of major international countries, especially UK, Germany and Japan. Additionally, the Asian economic crisis has affected sales to our customers in Japan. Included in the quarterly and six month figures was $1,025,000 of video sales from the newly acquired Fast Forward Marketing.

Rights income for the three and six month periods of 1999 were $190,000 and $193,000, respectively, as compared to $51,000 and $203,000 for the same periods of the prior year. This income is primarily derived from the Company's sale of worldwide direct marketing rights on some of its products. These sales do not require that the Company manufacture, and, therefore, have no related cost.

Gross profit margin for the three and six month periods ended June 30, 1999 was 21.2% and 23.5%, respectively, as compared to 21.2% and 24.0% for the same periods of the prior year. Cost of sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 were $1,213,000 and $2,079,000, respectively, as compared to $1,233,000 and $2,298,000, respectively, for the comparable periods of the prior year. Included in the three and six month periods of 1999 was $297,000 of overhead expenses from Fast Forward Marketing which was not in last year's figures. Personnel expenses, a major component of S G & A, were $671,000 and $1,109,000 for the three and six month periods ended June 30, 1999, as compared to $617,000 and $1,179,000 for the same periods of 1998, a decrease of $70,000 for the six month period. This decrease can be attributed primarily to salary and staff reductions and the expiration of a consulting agreement totalling $306,000 offset by the inclusion of $236,000 in salary related expenses from Fast Forward Marketing. Selling expenses were $338,000 and $501,000 for the three and six month periods ended June 30, 1999, as compared to $369,000 and $592,000 for the same periods of 1998, a decrease of $91,000 for the six month period. This decrease is primarily related to lower distribution costs relating to the Company's self-publishing efforts and lower travel and show expenses, partially offset by increased expenses relating to the addition of a UK sales person. The Company's administrative expenses were $204,000 and $469,000 for the three and six month periods ended June 30, 1999, as compared to $247,000 and $527,000 for the same periods of 1998, a decrease of $58,000 for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1,405,000 to $156,000 at June 30, 1999 from $1,561,000 at December 31, 1998. At June 30, 1999, working capital was $572,000 compared to $868,000 at December 31, 1998. The primary use of cash during the six months ended June 30, 1999 was from operations.

Net cash used in operations was $1,624,000 for the six months ended June 30, 1999 as compared to $1,492,000 for the corresponding period of the previous year. The $132,000 change in cash from operations for the first six months of 1999 was primarily attributable to increases in net operating loss, accounts receivable, inventories and accounts payable. Net cash used in investing activities amounted to $856,000 as compared $751,000 during the same period in 1998. This increase in cash used is primarily from costs incurred resulting from the acquisition of Fast Forward Marketing in May of 1999. Net cash provided by financing activities was $1,075,000 in 1999 as compared to $319,000 for the same period in 1998. This increase in cash provided is primarily from borrowing on the Company's line of credit from a private party offset by the Company's repayment of obligations to its bank.

The Company signed an agreement on May 12, 1999 with its bank that provides for borrowings up to a maximum of $2,000,000 depending on availability. This agreement which expires on May 1, 2000 has an interest rate of 2.5% over prime. The Company also on May 12, 1999 signed a loan agreement with a private party that provides a revolving line of credit of up to $2,300,000. This agreement is for one year and has an interest rate of 5% above the 3-month LIBOR rate. At the Company's option, this agreement can be extended for an additional year under the same terms and conditions. If the Company decides to extend this line of credit, the agreement requires that warrants for up to 150,000 shares of the Company's common stock be issued. These warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to the Company's notice to extend the loan agreement. The Company expects to extend this loan for an additional year and has reclassified the related debt at June 30, 1999 to long term debt. In both credit agreements, the Company makes affirmative and negative covenants and the agreement with the Company's bank contains certain financial covenants. As of June 30, 1999, the Company was in compliance with all financial covenants. In connection with both agreements, the Company granted to the lenders a security interest in all of its assets. As of June 30, 1999, the Company had borrowings of $855,000 under its bank line of credit and $2,000,000 of borrowings under its revolving line of credit.

As of August 1, 1999, the Company did not have any commitments for any material capital expenditures for 1999 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow on its lines of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

YEAR 2000 MODIFICATIONS

The Company has reviewed its computer systems to evaluate the extent to which modifications are necessary to insure year 2000 compliance. The Company has upgraded its accounting software for year 2000 compliance, as well as other software programs. Remaining computer upgrades or modifications are expected to be completed by August 31, 1999. The total expenditures to date have been minimal, and additional expenditures needed to complete the process are not expected to exceed $20,000. Given the nature of the Company's products, the Company believes that its products do not pose year 2000 compliance issues. As with virtually all companies, the Company relies to some degree, directly and indirectly, on external computer systems utilized by the Company's suppliers, and the Company is reviewing the impact that any failure by these third parties to resolve their year 2000 problems might have on the business of the Company.

This Report on Form 10-Q contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Uses of Proceeds

Sales of Unregistered Securities

During the second quarter of 1999, the Company acquired all the outstanding shares of Fast Forward Marketing, Inc. pursuant to a definitive agreement signed March 14, 1999. The purchase price paid by the Company was 670,000 shares of common stock, $150,000 in cash due May 1, 2001, and a cash contingent payment of $200,000 or a lesser prorated amount due May 1, 2000. This contingent payment is subject to Fast Forward making at least 70% to 90% of its 1999 projected gross margin and will be prorated based upon results between these percentages. Of the 670,000 shares, 594,940 were issued to Fast Forward Marketing's founder and CEO. These shares are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 were issued to certain employees of Fast Forward who were members of a pre-existing Fast Forward Phantom Stock Plan. These shares are restricted for the shorter of three years or the term of the employee's employment with the Company. There were no underwriters or other purchasers used or related to this transaction.

The above-referenced securities were issued in reliance on the private offering exemption set forth in Section 4(2) of the Securities Act of 1993, as amended, on the basis that they were issued under circumstances not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

(a )     Exhibits required by Item 601 of Regulation S-K

         27.    Financial Data Schedule

(b)      Reports on Form 8-K

Item 6(b).

The Company filed with the Commission a Form 8-K dated May 26, 1999 on May 27, 1999 reporting under Item 2 the acquisition of Fast Forward Marketing, Inc. and under Item 5 the execution of a line of credit with Santa Monica Bank and a revolving line of credit with a private party. The Company filed with the Commission a Form 8-K/A dated July 23, 1999 containing the following financial statements;

Audited balance sheet of Fast Forward Marketing, Inc. at December 31, 1998 and 1997 and statement of operations and cash flows for the years ended December 31, 1998 and 1997, and the related Independent Auditors' Report.

Unaudited balance sheet of Fast Forward Marketing, Inc. at March 31, 1999 and statement of operations and cash flows for the three months ended March 31, 1999 and 1998.

Unaudited proforma balance sheet of Intervisual Books, Inc. as of March 31, 1999 and the unaudited proforma statement of operations for the year ended December 31, 1998 and the three months ended March 31, 1999 reflecting the acquisition of Fast Forward Marketing, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERVISUAL BOOKS, INC.



                                    BY:        /s/ Nathan N. Sheinman
                                           ----------------------------------
                                           Nathan N. Sheinman, President
                                           Chief Operating Officer



                                    BY:        /s/ Dan P. Reavis
                                           ----------------------------------
                                           Dan P. Reavis
                                           Executive Vice President
                                           Chief Financial Officer



Date:  August 16, 1999