Form 10-Q
period 1999-09-30
INTERVISUAL BOOKS INC /CA
filed 1999-11-15
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period ______________________ to _____________________


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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of September 30, 1999, there were 5,885,115 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - September 30, 1999, and December 31, 1998      1

                  Statements of Operations - Three and Nine months ended
                  September 30, 1999 and 1998                                     2

                  Statements of Cash Flows - Nine months ended September 30,
                  1999 and 1998                                                   3

                  Notes to Financial  Statements - September 30, 1999             4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                       6

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk      9

PART II - OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders            10

         Item 6.  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                       11

                             INTERVISUAL BOOKS, INC.

                                 BALANCE SHEETS
                                 (In thousands)

                                                        9/30/99        12/31/98
                                                     -------------   ------------
                                                      (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                           $    372        $  1,561
   Accounts receivable, less allowances
      of $115 and $175                                    7,510           2,246
   Inventories                                            2,129           1,634
   Prepaid expenses                                         136             159
   Commission and royalty advances                          527             352
   Income taxes receivable                                   --             117
   Other current assets                                     196             206
                                                       --------        --------
      Total current assets                               10,870           6,275

Production costs, net of accumulated
    amortization of $16,649 and $15,721                   3,435           3,427
Goodwill                                                  1,559              --
Acquisition costs                                           342              83
Other assets                                                 13              --
Property and equipment, net of accumulated
   depreciation of $1,634 and $952                          308             187
Deferred income taxes                                       513             443
                                                       --------        --------
                                                       $ 17,040        $ 10,415
                                                       ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                       7,493           3,131
   Line of credit                                         1,605           1,700
   Accrued royalties                                        210             282
   Accrued expenses                                         164             226
   Customer deposits                                        440              68
                                                       --------        --------
     Total current liabilities                            9,912           5,407

Long term debt                                            2,200              --
Other liabilities-long term                                 197              85
                                                       --------        --------
     TOTAL LIABILITIES                                   12,309           5,492
                                                       --------        --------
Stockholders' Equity:
   Preferred stock, shares authorized
      3,000,000, none issued                                 --              --
   Common stock, no par value; shares
     authorized 12,000,000, shares issued and
     outstanding 5,885,115 at September 30, 1999
     and 5,164,531 at December 31, 1998                   5,290           4,731
   Additional paid in capital                               367             330
   Retained deficit                                        (926)           (138)
                                                       --------        --------
     TOTAL STOCKHOLDERS' EQUITY                           4,731           4,923
                                                       --------        --------
                                                       $ 17,040        $ 10,415
                                                       ========        ========

See accompanying notes to financial statements

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                            Quarter Ended Sept. 30,         9 Months Ended Sept. 30,
                                            ------------------------        ------------------------
                                              1999            1998            1999            1998
                                            --------        --------        --------        --------
Net sales                                   $  6,598        $  3,537        $ 11,875        $  8,274
Rights income                                     28              53             221             256
                                            --------        --------        --------        --------
Total revenues                                 6,626           3,590          12,096           8,530

Cost of sales                                  5,064           2,920           9,246           6,672
                                            --------        --------        --------        --------

Gross profit                                   1,562             670           2,850           1,858

Selling, general and
   administrative expenses                     1,402           1,035           3,481           3,333
                                            --------        --------        --------        --------

Income (loss) from operations                    160            (365)           (631)         (1,475)

Interest expense                                 (84)            (23)           (185)            (26)
                                            --------        --------        --------        --------

Income (loss) before income taxes                 76            (388)           (816)         (1,501)

Income tax benefit                                --             (94)            (70)           (397)
                                            --------        --------        --------        --------

Net income (loss)                           $     76        $   (294)       $   (746)       $ (1,104)
                                            ========        ========        ========        ========

Loss per common share
   Basic                                    $   0.01        $  (0.06)       $  (0.13)       $  (0.22)
                                            ========        ========        ========        ========
   Diluted                                  $   0.01        $  (0.06)       $  (0.13)       $  (0.22)
                                            ========        ========        ========        ========

Weighted average number of common
  shares and equivalents outstanding:
    Basic                                      5,885           5,138           5,549           5,094
                                            ========        ========        ========        ========
    Diluted                                    5,885           5,138           5,549           5,094
                                            ========        ========        ========        ========

See accompanying notes to financial statements.

                             INTERVISUAL BOOKS, INC.

                            STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                                            Nine Months Ended
                                                                                Sept. 30,
                                                                         ----------------------
                                                                           1999           1998
                                                                         --------       -------
                                                                               (Unaudited)
Cash flows from operating activities:
   Net loss                                                              $  (746)       $(1,103)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       1,038            858
       Provision for losses on accounts receivable                            --             39
       Provision for abandoned titles                                         28             27
       Excess fair market value over book value of assets acquired            --             (3)
       Deferred income taxes                                                 (70)            --
       Stock-based compensation expense                                       37             --
       Increase (decrease) from changes in:
           Accounts receivable                                            (3,346)           762
           Inventories                                                      (495)        (1,179)
           Prepaid expenses                                                   62           (291)
           Royalty advances                                                   31            (63)
           Other assets                                                      127             --
           Accounts payable                                                1,261         (1,107)
           Accrued royalties                                                (111)          (136)
           Accrued expenses                                                 (155)           (99)
           Income taxes payable                                               --           (130)
           Customer deposits                                                 372             36
           Other liabilities                                                 (38)            --
                                                                         -------        -------
             Net cash used in operating activities                        (2,005)        (2,389)
                                                                         -------        -------

Cash flows from investing activities:
   Additions to property and equipment                                       (29)           (30)
   Additions to leasehold improvements                                        --             (5)
   Additions to production costs                                            (897)          (963)
   Additions to acquisition costs                                           (283)           (47)
                                                                         -------        -------
             Net cash used in investing activities                        (1,209)        (1,045)
                                                                         -------        -------

Cash flows from financing activities:
   Cash acquired in acquisition                                              305             --
   Proceeds from exercise of options                                          70             69
   Proceeds from subordinated line of credit                               2,200             --
   Proceeds from bank line of credit                                         950          1,700
   Repayment on bank line of credit                                       (1,500)            --
                                                                         -------        -------
             Net cash provided by financing activities                     2,025          1,769
                                                                         -------        -------

Net decrease in cash and cash equivalents                                 (1,189)        (1,665)
Cash and cash equivalents, beginning of period                             1,561          2,383
                                                                         -------        -------
Cash and cash equivalents, end of period                                 $   372        $   718
                                                                         =======        =======
Supplemental disclosures of cash flow information:

Cash paid during the period for:
    Income taxes                                                         $     1        $   153
    Interest expense                                                         185             26


See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the three and nine month periods ended September 30, 1999, and cash flows for the nine month period ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

The results of operations for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three and nine months ended September 30, 1999 and 1998 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Fast Forward Marketing Acquisition

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares issued, 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years whichever is less. In connection with the acquisition of Fast Forward, The Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, for as long as Mr. Ades is employed by the Company. This transaction has been accounted for as a purchase. On May 14, 1999, the Company issued shares valued at $489,000 and agreed to a contingent cash payment of up to $200,000 and an additional $150,000 payment both due at a later date in exchange for the net book value of Fast Forward of ($957,000). This resulted in goodwill of $1,596,000 which is being amortized over the estimated useful life of 20 years.

Note 4 - Lines of Credit

The Company signed an agreement with its bank on May 12, 1999 and later amended effective September 30, 1999 that provides for borrowings up to a maximum of $2,000,000 depending on availability. This agreement which expires on May 1, 2000 has an interest rate of 2.5% over prime. The Company also on May 12, 1999 signed a loan agreement with a private party that provides a revolving line of credit of up to $2,300,000. This agreement is for one year and has an interest rate of 5% above the 3-month LIBOR rate. At the Company's option, this agreement can be extended for an additional year under the same terms and conditions. If the Company decides to extend this line of credit, the agreement requires that warrants for up to 150,000 shares of the Company's common stock to be issued. These warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to the Company's notice to extend the loan agreement. The Company expects to extend this loan for an additional year and has reclassified the related debt to long term debt. In both credit agreements, the Company makes affirmative and negative covenants and the agreement with the Company's bank contains certain financial covenants. As of September 30, 1999, the Company was in compliance with all financial covenants as amended. In connection with both agreements, the Company granted to the lenders a security interest in all of its assets. As of September 30, 1999, the Company had borrowings of $1,605,000 under its bank line of credit and $2,200,000 of borrowings under its revolving line of credit.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At September 30, 1999, Fast Forward recorded a reserve for returns against accounts receivable of $201,000 and a reserve for returns against accounts payable for $174,000.

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

The majority of the Company's concepts and ideas for projects are generated internally by the in house creative and editorial departments. Additional ideas and concepts are conceived by the illustrators and designers with whom the Company has been associated for many years. After the Company conceives an idea and makes a dummy book, key US and foreign publishers are consulted to determine if they are interested in publishing and marketing the book. If an agreement is reached, the Company and the publisher sign a co-publishing contract which stipulates that the publisher will purchase the title with exclusive rights to sell books in the English language to the book trade for generally a two to four year period.

The Company also self-publishes titles and offers the books directly to retailers. The recent acquisition of Fast Forward Marketing, Inc. (see Note 3) brings to the Company a trained sales force which will enhance the Company's ability to sell and service retailers. As a result of the Fast Forward acquisition, the Company also distributes video and audio products for major motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount, 20th Century Fox, and many independent producers. Since its founding in 1987, Fast Forward has built an account base of more than 4,000 retailers, including national chains such as Toys R Us, Blockbuster, Target, Borders, Musicland and Best Buy, as well as specialty retailers such as Zany Brainy, Store of Knowledge, Noodle Kidoodle, Books A Million and other children's bookstores, gift shops, museums, zoos and Internet retailers such as E-Toys. Until the end of 1999, the Company will also market its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handles sales, collection, billing, warehousing and order fulfillment functions. Effective January 1, 2000, all sales, collections, and billing will be brought in house, while warehousing and order fulfillment will be handled by Ware-Pak, an independent company located in University Park, Illinois.

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company's customers. Many of the surviving children's imprints are still consolidating, which is continuing to have a negative impact on the size and frequency of their orders. This trend has been a major factor in the Company's decision to self-publish. The Company's self-publishing program is gaining consumer acceptance, indicating its interactive books and playsets are still in demand.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward Marketing achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares issued, 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years, whichever is less. In connection with the acquisition of Fast Forward, The Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, for as long as Mr. Ades is employed by the Company. This transaction was accounted for as a purchase. On May 14, 1999, the Company issued shares valued at $489,000 and agreed to a contingent cash payment of up to $200,000 and an additional $150,000 payment both due at a later date in exchange for the net book value of Fast Forward Marketing of ($957,000). This resulted in goodwill of $1,596,000 which is being amortized over the estimated useful life of 20 years.

RESULTS OF OPERATIONS

Net sales for the three and nine month period ended September 30, 1999 were $6,598,000 and $11,875,000, respectively, as compared to $3,537,000 and
$8,274,000 for the comparable periods of the preceding year. Sales were up $3,061,000 and $3,601,000, respectively, for the three and nine month periods ended September 30, 1999 as compared to the prior year. Domestic sales of book products were up $250,000 and $268,000, respectively, for the quarter and nine month periods, while foreign sales were up $196,000 for the quarter and down $307,000 for the nine month period. Included in the three and nine month figures were $2,614,000 and $3,639,000, respectively, of video sales from the newly acquired Fast Forward Marketing.

Rights income for the three and nine month periods of 1999 were $28,000 and $221,000, respectively, as compared to $53,000 and $256,000 for the same periods of the prior year. This income is primarily derived from the Company's sale of worldwide direct marketing rights on some of its products. These sales do not require that the Company manufacture, and, therefore, have no related cost.

Gross profit margin for both the three and nine month periods ended September 30, 1999 was 23.6% as compared to 18.7% and 21.8% for the same periods of the prior year. Cost of sales consists primarily of manufacturing, book development amortization and royalties. Improved margins were a result of the Company's ongoing efforts to get better prices from its customers and lower costs from its printers.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 were $1,402,000 and $3,481,000, respectively, as compared to $1,035,000 and $3,333,000, respectively, for the comparable periods of the prior year. Included in the three and nine month periods of 1999 were $541,000 and $837,000, respectively, of overhead expenses from Fast Forward Marketing which were not in last year's figures. Personnel expenses, a major component of S G & A, were $772,000 and $1,881,000 for the three and nine month periods ended September 30, 1999, as compared to $484,000 and $1,663,000 for the same periods of 1998, an increase of $218,000 for the nine month period. This increase can be attributed primarily to salary and staff reductions and the expiration of a consulting agreement totalling $431,000 offset by the inclusion of $649,000 in salary related expenses from Fast Forward Marketing. Selling expenses were $391,000 and $899,000 for the three and nine month periods ended September 30, 1999, as compared to $302,000 and $894,000 for the same periods of 1998, an increase of $5,000 for the nine month period. This increase is primarily related to lower distribution costs relating to the Company's self-publishing efforts and lower travel and show expenses, partially offset by increased expenses relating to the addition of a UK sales representative, as well as the addition of selling related expenses from Fast Forward Marketing in the amount of $95,000. The Company's administrative expenses were $239,000 and $701,000 for the three and nine month periods ended September 30, 1999, as compared to $249,000 and $776,000 for the same periods of 1998, a decrease of $75,000 for the nine month period. This decrease for the nine months was primarily related to a reduction in the allowance for uncollectible accounts offset by the additional expenses from Fast Forward Marketing which were not included in last year's figures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $1,189,000 to $372,000 at September 30, 1999 from $1,561,000 at December 31, 1998. At September 30, 1999, working capital was $958,000 compared to $868,000 at December 31, 1998. The primary use of cash during the nine months ended September 30, 1999 was from operations.

Net cash used in operations was $2,005,000 for the nine months ended September 30, 1999 as compared to $2,389,000 for the corresponding period of the previous year. The $384,000 change in cash from operations for the first nine months of 1999 was primarily attributable to increases in net operating loss, accounts receivable, inventories and accounts payable. Net cash used in investing activities amounted to $1,209,000 as compared $1,045,000 during the same period in 1998. This increase in cash used is primarily from costs incurred resulting from the acquisition of Fast Forward Marketing in May of 1999. Net cash provided by financing activities was $2,025,000 in 1999 as compared to $1,725,000 for the same period in 1998. This increase in cash provided is primarily from borrowing on the Company's line of credit from a private party and additional borrowing from its bank.

The Company signed an agreement with its bank on May 12, 1999 and later amended effective September 30, 1999 that provides for borrowings up to a maximum of $2,000,000 depending on availability. This agreement which expires on May 1, 2000 has an interest rate of 2.5% over prime. The Company also on May 12, 1999 signed a loan agreement with a private party that provides a revolving line of credit of up to $2,300,000. This agreement is for one year and has an interest rate of 5% above the 3-month LIBOR rate. At the Company's option, this agreement can be extended for an additional year under the same terms and conditions. If the Company decides to extend this line of credit, the agreement requires that warrants for up to 150,000 shares of the Company's common stock to be issued. These warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to the Company's notice to extend the loan agreement. The Company expects to extend this loan for an additional year and has reclassified the related debt to long term debt. In both credit agreements, the Company makes affirmative and negative covenants and the agreement with the Company's bank contains certain financial covenants. As of September 30, 1999, the Company was in compliance with all financial covenants as amended. In connection with both agreements, the Company granted to the lenders a security interest in all of its assets. As of September 30, 1999, the Company had borrowings of $1,605,000 under its bank line of credit and $2,200,000 of borrowings under its revolving line of credit.

As of November 1, 1999, the Company did not have any commitments for any material capital expenditures for the remainder of 1999 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow on its lines of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

YEAR 2000 MODIFICATIONS

The Company has reviewed its computer systems to evaluate the extent to which modifications are necessary to insure year 2000 compliance. The Company has upgraded its accounting software for year 2000 compliance, as well as other software programs. All other computer upgrades and modifications needed for year 2000 compliance have been completed. The total expenditures to date have been minimal and are not estimated to have exceeded $20,000. Given the nature of the Company's products, the Company believes that its products do not pose year 2000 compliance issues. As with virtually all companies, the Company relies to some degree, directly and indirectly, on external computer systems utilized by the Company's suppliers, and the Company is reviewing the impact that any failure by these third parties to resolve their year 2000 problems might have on the business of the Company.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Annual Meeting of Shareholders of Intervisual Books, Inc. was held on August 4, 1999 and several matters were put to a vote. The issues and the results are as follows:

                                                                     Abstentions
                                                                      Withhold
                      Votes Cast For      Votes Cast Against          Authority
                      --------------      ------------------         -----------
(1) To elect eight directors to serve until the next annual meeting of shareholders and until their successors are chosen.

Waldo H. Hunt            5,472,923                0                    14,250
Nathan N. Sheinman       5,475,973                0                    11,200
Dan P. Reavis            5,477,723                0                     9,450
Steven D. Ades           5,477,723                0                     9,450
Dr. Neil Berkman         5,477,323                0                     9,850
Gordon Hearne            5,474,173                0                    13,000
Leonard W. Jaffe         5,474,173                0                    13,000
John J. McNaughton       5,474,173                0                    13,000

(2) Proposal to approve Amended and Restated Articles of Incorporation.

                         4,131,425           35,713                     2,560

(3) Proposal to approve 1999 Stock Option Plan.

                         4,117,175           49,263                     3,260

(3) To ratify the selection of BDO Seidman, LLP, as independent auditors of the Company for 1999.

                         5,477,263            6,950                     2,960

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits required by Item 601 of Regulation S-K

         3.1 -- Amended and Restated Articles of Incorporation

        10.1 -- Amendment Agreement Number One to Loan and Security Agreement with Santa Monica Bank

        27   -- Financial Data Schedule

(b)     Reports on Form 8-K

        None

                                   SIGNATURES

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

                                            INTERVISUAL BOOKS, INC.



                                            By: /s/ Nathan N. Sheinman
                                                --------------------------------
                                                Nathan N. Sheinman, President
                                                Chief Operating Officer



                                            By: /s/ Dan P. Reavis
                                                --------------------------------
                                                Dan P. Reavis
                                                Executive Vice President
                                                Chief Financial Officer


Date: November 15,1999

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------

            3.1            Amended and Restated Articles of Incorporation

           10.1 Amendment Agreement Number One to Loan and Security Agreement with Santa Monica Bank

           27              Financial Data Schedule