Form 10-K
period 1999-12-31
INTERVISUAL BOOKS INC /CA
filed 2000-03-30
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                    FORM 10-K

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No__

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

        The aggregate market value of the common stock held by non-affiliates of the registrant as of February 29, 2000, was approximately $4,856,294. The aggregate market value was based on the closing price of the common stock as quoted by The Nasdaq Stock Market on such date.

        Number of shares outstanding of common stock:

               5,915,617 shares as of February 29, 2000.

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

                                     PART I

Item 1. BUSINESS

Introduction

        Intervisual Books, Inc. (the "Company") was incorporated in California in 1975. The Company is engaged in the business of creating and producing a diversified line of pop-up and dimensional novelty books, which it sells to domestic retailers and international and US publishers. To a lesser extent, the Company also produces pop-up and dimensional game boards and playsets, as well as cloth books.

        The Company, as a packager, develops its own books and may grant the exclusive publishing rights to one publisher in each country. It also develops books in partnership with publishers to produce pop-up versions of existing titles owned by the publishers, including the works of key artists or writers controlled by the publishers. In some cases, the Company will self-publish certain titles and offer them directly to retailers. In substantially all cases, the Company retains the exclusive right to produce these books.

        The Company may decide that in order to maximize a title's potential it should be self-published. The Company sells and markets its self-published titles under the imprints "Piggy Toes Press" and "Pop-up Press." When a title is self-published, the Company maintains all North American rights. Foreign sales of a self-published title are handled the same as a packaged product. The product is offered to one or more foreign publishing partners who are given the right to sell and market the specific item in a given territory. The Company retains manufacturing rights and delivers finished product to the customer usually on a non-returnable basis. In North America, self-published titles are manufactured and brought into inventory for sale to retailers or distributors by the Company's own sales force. The Company determines the quantity of product to produce based upon estimates of the first year's sales. This inventory is stored and shipped from a public warehouse located in the Chicago area. Self-publishing sales for the most part are made by the Company's sales force directly to book, toy, gift and specialty chains and independent retailers. The Company's customer base also includes the price clubs and mass markets. In most cases, self-publishing titles are sold on a returnable basis. The Company has the risk for unsold inventory, which is mitigated by the liquidity of book products, which can usually be sold to closeout buyers.

        In May of 1999, the Company acquired all the outstanding shares of Fast Forward Marketing, Inc. (FFM) for cash and shares of the Company's common stock. FFM, a California company established in 1987, is an independent distributor of video and audio products for major motion picture studios and independent producers. FFM has built an account base of over 4,000 retailers, including national chains such as Musicland, Toys R Us, Blockbuster, Target, Borders and Best Buy, as well as specialty retailers such as The Store of Knowledge. As a result of this acquisition, the Company through its FFM division is now engaged in the distribution of video and audiotapes and other products. The Company also believes this acquisition gives it more direct control over its sales and marketing of its self-published titles and adds operational infrastructure needed to continue the transition toward becoming more of a traditional publisher.

Types of Product

Books

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

        Although the Company has produced pop-up versions of many popular children's books, such as Madeline, Good Night Moon Room, Paddington, Clifford, Tales of Peter Rabbit, and fairy tale classics, approximately half of the Company's books are non-fiction educational books. The Human Body, a book with anatomical pop-ups, and a series of "Learn About" books, which teach children about such things as colors, shapes, sizes, numbers, etc. and were translated into 13 languages are examples of such educational books. The Company publishes several pop-up books by Jan Pienkowski including Haunted House which is probably the world's best selling pop-up book with over 1,200,000 copies in print. In the last three years, the Company sold over 600,000 copies of the interactive playset Choo Choo Charlie.

        The Company has produced "electronic" books with micro-chip components that play the music to songs such as Twinkle, Twinkle Little Star, Happy Birthday, Silent Night, Jingle Bells, Lullaby and Goodnight, etc.; as well as other books which have electronic sounds such as those created by a car horn, telephone, doorbell, and a toilet flushing. To date, approximately 3,800,000 copies of electronic books have been sold by the Company.

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

Video

        FFM distributes video and audio products for motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount and 20th Century Fox, as well as independent producers. FFM has access to titles on subjects ranging from blockbuster studio releases to exercise and children's products. FFM also sells and services the direct mail catalog industry. FFM has its own sales force who access a sales database that provides current information on product availability and pricing. This sales database contains information on over 50,000 titles. Based upon confirmed orders, FFM places orders from its suppliers. Finished goods are either drop-shipped directly to the customer or received in an independent warehouse, consolidated and then shipped to the customer. The Company does not generally maintain an inventory of products. Approximately 50% of video sales are sold on a returnable basis. Most of FFM's suppliers have predetermined return caps, which the Company uses to set return limits with its customers. This substantially reduces the Company's exposure to excess inventory.

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

Customers

        In 1999, 1998, and 1997, approximately 67%, 56%, and 48%, respectively, of the Company's sales were to US customers; the balance of its sales are international co-editions sold primarily in the United Kingdom, France, Australia, Italy and Japan. In 1999, the Company sold books to 101 different publishers in 25 countries. In 1999, no single customer accounted for 10% or more of the Company's total sales, while in 1998, sales from the Penguin Group accounted for 13% of the Company's total sales.

        Foreign sales accounted for 35%, 44%, and 52%, respectively, of the Company's net sales for the years ended December 31, 1999, 1998 and 1997. The Company sells in US dollars to all customers and, accordingly, currency fluctuations which increase the price of the Company's products to its foreign customers can adversely impact the level of the Company's export sales from time to time. The following table breaks down revenues attributed to export sales in the geographic areas indicated as well as each area's percent of total sales:

                      Export Sales as a Percentage of Total Revenues

                                 (000's omitted)

Geographic Area       1999       %      1998     %   1997     %
---------------       ----              ----         ----
  Europe             $4,028      22    $3,387   30   $5,932   32
  Asia                1,212       7       448    4    2,404   13
  Other               1,094       6     1,127   10    1,374    7

        Because all sales are generated through the Company's US headquarters, the Company does not distinguish operating profit or loss between US sales and foreign sales. The Company has no identifiable assets attributable to foreign sales.


Marketing and Direct Distribution

        The Company's primary marketing activities take place with the presentation of its books at the International Children's Book Fair in Bologna, Italy, each April and at the Frankfurt International Book Fair in Germany each October. The Company also attends the Book Expo America held in a US city each June. The sales executives of the Company also market its products by calling directly on major publishers, both in the United States and internationally. In 1999, the Company introduced a total of 78 new titles, with first run printing averaging 32,000 copies per title. Of these new titles, 19 were also added to the Company's self-publishing program.

        From the Fall of 1997 until June of 1999, the Company used an outside distributor, Andrews McMeel, located in Kansas City, Missouri, to sell, market, invoice and distribute its self-published book titles to retailers. Effective as of this date, the Company moved the self-publishing sales and marketing in house and began using the sales staff acquired as part of the Fast Forward Marketing transaction. Under a new three year agreement, warehousing and fulfillment was transferred by December 31, 1999 from Andrews McMeel to Ware-Pak, an independent facility in the Chicago area. In early 2000, the Company added nine independent sales groups to sell and market self-published books and video titles. This will add approximately 50 people to the Company's sales efforts. The Company feels that in addition to reducing costs, these moves will give it better direct control over sales and marketing to retailers. The Company purchases and owns the inventory required to support its self-published book sales.

Seasonality of Business

        The Company's business is seasonal, as is the publishing and video business as a whole, with the major volume of sales occurring in the last six months of the year. This is due primarily to the increase in retail sales during the "back-to-school" season, Thanksgiving, and Christmas holidays. It is not unusual for the Company's sales volume in the last half of the year to exceed by 50% or more its sales volume for the first six months of the year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

Books

        The Company operates in the highly competitive book selling industry and its products compete generally with the entire publishing industry to attract retail buyers. Pop-up and novelty books represent a relatively small percentage of total US retail sales of juvenile hardcover books. While the Company believes it is currently the largest pop-up packager in the world, it realizes that other packagers have established a competitive presence in the United States and the United Kingdom. The Company estimates that there are currently approximately three companies who compete with the Company as packagers of quality pop-up and labor intensive novelty books.

Video
        As a distributor of non-IBI proprietary product, the FFM division competes in the traditional home video distribution marketplace along with other video distributors, such as Ingram Entertainment and Baker & Taylor. In some cases, the Company also competes with its product suppliers. While the ongoing consolidation of traditional video distributors creates opportunities for FFM, the competition the Company faces for retail shelf space has intensified. The major studios, FFM's largest suppliers, historically sell most major FFM traditional video accounts on a direct basis. While FFM handles the smaller specialty accounts and catalogs on behalf of the studios, there have been occasions of these accounts getting large enough that the studio elects to handle them directly and forego the service that FFM provides. Additionally, the Company is affected by the ongoing supplier side consolidation that is occurring in the home video industry. Smaller independent producers, whom FFM has a much broader distribution base, are susceptible to being acquired by larger companies and studios who already have direct relationships with the Company's customers.

Backlist

        In the calendar year after a new book has been shipped, the book is classified as a "backlist" title. In 1999, 1998 and 1997, approximately 41%, 63%, and 53%, respectively, of the Company's net book sales were derived from the Company's backlist. As of the date of this Report, the Company has approximately 1,200 backlist titles with 350 titles on its "active" backlist (titles for which the Company has received orders within the last 24 months).

Paper Engineers

        Management believes its pool of paper engineers is the most experienced in the world. In the creation of pop-up books, the paper engineer has the responsibility to design dramatic pop-up effects which are sturdy and durable, yet can be hand-assembled with ease and at a reasonable cost. Paper engineering is a skill rarely taught in schools; it is usually learned by doing. The Company employs 4 paper engineers.

Printers

        The Company does not engage in any of its own printing, binding, hand-assembly, manufacturing, or shipping, but contracts such services from independent suppliers. The Company primarily utilizes printers in Colombia, Hong Kong, Singapore, China and Thailand to perform the printing, hand-assembly, binding, and shipping of its products. The Company supplies its printers with color separated printing films and, for certain projects, components are procured by the Company and provided to the printer to complete assembly.

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

        Hua Yang Printing, located in Hong Kong maintains its printing operation and hand-assembly plant in China and was responsible for 46% of the Company's production in 1999. Carvajal, one of the Company's primary producers, is located in Colombia and is a major international printer. Carvajal operates two hand-assembly plants, one in Colombia and the other in Ecuador, and produced 15% of the Company's product in 1999. Tien Wah Press maintains its printing facilities in Singapore and its hand-assembly plants in Malaysia and Indonesia. In 1999, the Company produced 11% of its product at Tien Wah Press. Production on the Company's cloth book line was handled by Pal-Up Taiwan Co. with silk screening, embroidery and hand assembly in China. The balance of the Company's 1999 production was handled by Sirivatana in Thailand, Excel Printing Co. and Winner Offset Printing located in Hong Kong with hand assembly plants in China and two other smaller suppliers.

        The Company has no long-term contracts with its printers but enters into contracts on an order-by-order basis. The Company has been working with Carvajal and Tien Wah Press for over 20 years and with Hua Yang Printing for over 10 years. The Company has not experienced any material difficulties in manufacturing its products or achieving acceptable levels of quality control through these printers and believes its relationships with them to be excellent.

Backlog

        The Company backlog consists of anticipated revenues from sales of books and videos for which the Company has confirmed orders which have not been manufactured and shipped. The backlog at February 29, 2000 was approximately $3,100,000 as compared to $3,300,000 at February 10, 1999. The backlog at February 29, 2000 consisted of confirmed orders for delivery in 2000. The Company believes that backlog as of any date is not necessarily indicative of future revenues.

Employees

        As of March 17, 2000, the Company had 48 full-time employees. These employees include members of the administrative, creative, production and marketing departments. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations are satisfactory. The Company also contracts with people on an independent contractor basis, particularly in the performance of such functions as graphic design, finished art, art production, and specialized writing.

Item 2.  PROPERTIES

        The Company's approximately 13,900 square foot executive offices are located in Santa Monica, California. The lease rate is approximately $22,180 per month through the remainder of the lease and is subject to adjustment only for increases in annual operating expenses and taxes. The lease expires on January 31, 2002, subject to an option to extend for an additional five years at an adjusted rental based on 95% of the prevailing rates for comparable space.

        The Company believes that its physical properties are adequate for its current needs.

Item 3.  LEGAL PROCEEDINGS

        As of the date hereof, the Company is not a party to any material legal proceedings.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SHAREHOLDER MATTERS

        The Company's common stock is traded under the symbol "IVBK" and was traded on the Nasdaq Small Cap Market System during 1999. The following table sets forth the high and low quotations from The Nasdaq Small Cap Market System for the Company's common stock for the periods indicated. Quotations do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                               COMMON STOCK PRICE

                             HIGH           LOW
                             ----           ---
First Quarter - 1998       $ 3-3/8       $ 2-1/2

Second Quarter - 1998            3         1-3/8

Third Quarter - 1998         2-1/2             1

Fourth Quarter - 1998      1-15/16         11/16

First Quarter - 1999       4-11/16             1

Second Quarter - 1999       1-9/16           7/8

Third Quarter - 1999        1-7/16        1-1/16

Fourth Quarter - 1999       3-7/16         15/16


        The number of record holders of the Company's common stock as of February 29, 2000, was 180, several of which represent "street accounts" of securities brokers. The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future.

Item 6.  SELECTED FINANCIAL DATA

        The following table summarizes certain financial data for the Company for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995 which should be read in conjunction with the Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

        The consolidated financial statements also reflect the accounts of FFM from May 14, 1999, the date it was acquired. The acquisition was accounted for under the purchase method of accounting. In addition, the acquisition of FFM may impact comparibility.

                             SELECTED FINANCIAL DATA
                             INTERVISUAL BOOKS, INC.

Statements of Operations Data:

                                                                             Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                              1999               1998               1997               1996               1995
                                              ----               ----               ----               ----               ----
Net sales                                 $ 17,674,697       $ 11,191,681       $ 18,711,596       $ 16,766,292       $ 19,494,405
Rights income                                  599,183            205,844            321,834                  -                  -
                                          ------------       ------------       ------------       ------------       ------------
Total revenue                               18,273,880         11,397,525         19,033,430         16,766,292         19,494,405

Cost of sales                               13,967,516          9,592,013         14,585,457         12,939,669         14,897,013
                                          ------------       ------------       ------------       ------------       ------------
Gross profit                                 4,306,364          1,805,512          4,447,973          3,826,623          4,597,392

Selling, general, and
   administrative expenses                   5,012,035          4,797,460          4,515,067          4,698,957          3,990,802
                                          ------------       ------------       ------------       ------------       ------------

Income (loss) from operations                 (705,671)        (2,991,948)           (67,094)          (872,334)           606,590

Interest expense                              (287,400)           (63,820)                 -             (4,513)                 -
Other income                                    46,436             70,956             56,211            116,650            228,542
                                          ------------       ------------       ------------       ------------       ------------
Income (loss) before income
    tax expense (benefit)                     (946,635)        (2,984,812)           (10,883)          (760,197)           835,132

Income tax expense (benefit)                         -           (700,000)            62,682           (347,382)           355,908
                                          ------------       ------------       ------------       ------------       ------------

     Net income (loss)                    $   (946,635)      $ (2,284,812)      $    (73,565)      $   (412,815)      $    479,224
                                          ============       ============       ============       ============       ============

Earnings (loss) per share:
   Basic                                  $      (0.17)      $      (0.45)      $      (0.02)      $      (0.08)      $       0.10
                                          ============       ============       ============       ============       ============
   Diluted                                $      (0.17)      $      (0.45)      $      (0.02)      $      (0.08)      $       0.09
                                          ============       ============       ============       ============       ============

Weighted average shares outstanding:
   Basic                                     5,633,121          5,110,317          5,036,132          5,032,798          5,032,798
                                          ============       ============       ============       ============       ============
   Diluted                                   5,633,121          5,110,317          5,036,132          5,032,798          5,259,872
                                          ============       ============       ============       ============       ============

Dividends on common stock                            -                  -                  -                  -                  -
                                          ============       ============       ============       ============       ============

Balance Sheet Data:

                                                                          At December 31,
                                           ---------------------------------------------------------------------------------------
                                              1999               1998               1997               1996               1995
                                              ----               ----               ----               ----               ----
Total assets                               $15,504,016        $10,415,134        $13,725,574        $12,438,665        $14,265,175
Total liabilities                          $10,883,234        $ 5,491,838        $ 6,615,263        $ 5,330,318        $ 6,663,191
Working capital                            $   958,379        $   950,736        $ 3,482,308        $ 4,040,873        $ 4,558,293
Shareholders' equity                       $ 4,620,784        $ 4,923,296        $ 7,110,311        $ 7,108,347        $ 7,601,984

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

General

        The Company's inventory consists of finished books for promotional purposes, materials purchased for production, and finished books for its self-publishing program. The Company typically retains limited rights to publish the books it creates and the Company has the rights to publish approximately 1,200 books that are considered part of its "backlist" (titles that were originally manufactured and sold in previous years). Sales of titles from the Company's backlist accounted for approximately $4,853,000 or 41% of book sales in 1999, $7,081,000 or 63% of book sales in 1998, and $9,830,000 or 53% of book sales in 1997.

        Production costs related to books include amounts incurred for design, art, editorial services, paper engineering, cutting dies, and color separations. The costs for books are stated at cost and are capitalized and amortized using the sum-of-the-years-digits method over a five-year projected sales life. These costs are evaluated each year based on management's estimates of future sales of related products. These costs are written off when management believes they provide no future benefit. Costs of products which have an anticipated sales life of one year or less are written off in the first year of sale.

        Production costs related to videos include amounts incurred for duplication, editing, and packaging. The costs are stated at the lower of cost or net realizable value and are amortized over the greater of the number of units sold divided by total units estimated to be sold or straight line over the life of the product.

        Total production costs, net of accumulated amortization, were approximately $3,417,000 at December 31, 1999, and $3,426,000 at December 31, 1998.

        The Company recognizes income upon shipment of books and videos. Historically, the Company, which has a December 31 year-end, has recognized a significant portion of its sales in the last six months of each year, resulting from the year-end holiday season and the spring season of the following year which is often shipped in December. The Company achieved approximately 70%, 57%, and 71%, respectively, of its total sales during the last six months of 1999, 1998, and 1997.

        On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Creative Group, a related party. The merger was accounted for as a combination of entities under common control, which was accounted for in a similar manner as a pooling of interest, and all financial numbers have been restated to include the results of the Hunt Group.

        On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock valued at $489,100, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings, in exchange for the net book value of Fast Forward of ($948,000). The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. The contingent payment of $200,000 will not be paid as the terms of the original agreement were not met. Of the 670,000 shares issued, 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares valued at $89,130 were issued to certain employees under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years, whichever is less. In connection with the acquisition of Fast Forward, the Hunt Family Trust agreed to vote its shares in favor of the election to the Company's Board of Directors of Steven Ades and a second nominee, mutually acceptable to the Company and Mr. Ades, for as long as Mr. Ades is employed by the Company. This transaction was accounted for as a purchase. This resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.

Results of Operations

Comparison of the Year Ended December 31, 1999 to the Year Ended December 31, 1998. Net sales for the year ended December 31, 1999, were $17,675,000 as compared to $11,192,000 for the same period in 1998, an increase of $6,483,000 or 58%. The sales increase can be attributed to increases of $1,006,000 in foreign sales and

$5,477,000 in domestic sales. Included in the 1999 figures were $5,951,000 of video sales in the US from Fast Forward acquired in mid-May. Sales increases in Japan and the UK of 114% and 48%, respectively, were primarily responsible for the increase in foreign sales. On the domestic side, sales were negatively affected by a decline in the Company's net sales from its self-publishing business which was offset by the addition of video sales.

        Rights income for the year ended December 31, 1999 was $599,000 as compared to $206,000 for the year ended December 31, 1998. This income is primarily derived from the Company's sales of worldwide direct marketing rights on nine titles in 1999 and two titles in 1998.

        Gross profit margin as a percent of sales (including video sales, but excluding the effect of rights income) for the year ended December 31, 1999, was 21% as compared to 14.3% in 1998. Profit margins increased on its sales to publishers to 34.4% in 1999 from 28.8% in 1998 and on its sales to retailers from its self-publishing program to 67% in 1999 from 37% in 1998. The margin on self-publishing titles in 1998 was lower mainly because of one time charges taken to establish a future reserve for inventory markdowns combined with the sales in 1998 of excess inventory at lower than expected margins. Contributing to improved margins on book sales was the Company's ongoing efforts to obtain better prices from its customers and lower costs from its printers. Video sales by Fast Forward Marketing traditionally have gross margins between 16% to 19%. Offsetting 1999 margins realized on the sales of book products was a 19% profit margin on video sales. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $12,079,000 or 68.3% of sales for 1999 as compared to $7,749,000 or 69.2% of sales for 1998. The amortization of book development costs was $1,432,000 for 1999 compared to $1,455,000 for 1998. Royalties for the year ended December 31, 1999 were $457,000 as compared to $395,000 in 1998. The increase in royalties is largely related to the mix of titles sold.

        Selling, general and administrative expenses for the year ended December 31, 1999 were $5,012,000 compared to $4,797,000 for the year ended December 31, 1998, an increase of $215,000 or 4.5%. Included in the 1999 figures were $1,353,000 of overhead expenses from Fast Forward incurred from the date of the acquisition. Excluding the Fast Forward expenses, selling, general and administrative expenses, which include personnel costs, decreased $1,138,000 from the prior year. Personnel expenses, excluding Fast Forward, were $1,437,000 in 1999 as compared to $2,161,000 in 1998.

This decrease of $724,000 can be attributed primarily to salary and staff reductions and the expiration of a consulting agreement. Personnel expenses including Fast Forward were $2,419,000 in 1999. Selling expenses in 1999 were $1,209,000 versus $1,546,000 in 1998 for a decrease of $337,000. This decrease was primarily related to decreases in distribution related costs due to lower sales and decreases in delivery, travel & entertainment, and show expenses which were partially offset by increased expenses relating to the addition of a UK sales representative. Selling expenses for 1999 including Fast Forward were $1,399,000. Administrative expenses were $1,013,000 in 1999 as compared to $1,090,000 in 1998. The decrease of $77,000 was primarily attributable to decreases in bad debt allowance and legal expenses partially offset by increases in rent and amortization of acquisition costs and goodwill. Administrative expenses for 1999 including Fast Forward were $1,191,000.

        Other income for the year ended December 31, 1999 was $46,000 as compared to $71,000 in the prior year. Interest expense was $287,000 in 1999 versus $64,000 in 1998. The increase in interest expense was a result of increased borrowings on the Company's lines of credit.

        The Company experienced a loss before income taxes for the year ended December 31, 1999 of $947,000 compared to a loss of $2,985,000 for the comparable period in 1998, a decrease of $2,038,000. As a result of the application of the Statement of Financial Accounting standards (SFAS) No. 109, "Accounting for Income Taxes" (see Notes to the financial statement) the Company recognized an income tax benefit net of applicable income taxes of $700,000 in 1998, but was unable to recognize an additional tax benefit for 1999. As a result of these factors, the Company's net loss was $947,000 in 1999 as compared to net loss of $2,285,000 in 1998.

        The Company was in a loss carryforward position primarily due to the operating losses incurred during the year ended December 31, 1999 and 1998. At December 31, 1999, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $2,900,000 that expires on various dates beginning in 2018.

        The major temporary tax differences that are expected to reverse next year are allowance for doubtful accounts, reserves for sales and returns, accrued vacations, and uniform capitalization of inventory. However, the Company expects new temporary differences to be established in these years which will either reduce or exceed the reversing temporary differences.

        For the year ended December 31, 1999, the Company has a net deferred tax asset of $443,200. The Company evaluated the gross deferred tax asset of $1,629,800 taking into consideration projected operating results and determined that a valuation allowance of $1,186,600 should be established. The Company believes it is more likely than not that the deferred tax asset of $443,200 will be realized.

Comparison of the Year Ended December 31, 1998 to the Year Ended December 31, 1997. Net sales for the year ended December 31, 1998, were $11,192,000 as compared to $18,712,000 for the same period in 1997, a decrease of $7,520,000 or 40%. The sales decrease was attributed to decreases of $4,925,000 in foreign sales and $2,595,000 in domestic sales. Several factors affected the Company's sales for the year ended December 31, 1998. The strength of the US dollar against the currencies of major international countries, especially Japan, UK and Germany, had an adverse impact on the Company's ability to meet costing requirements with many of its foreign customers which resulted in lower foreign sales. Additionally, the continuing Asian economic crisis materially affected sales to customers in Japan which was traditionally the Company's third largest market. Sales to Japan, the UK and Germany were over 60% lower for 1998 versus 1997. On the domestic side, sales continued to be negatively affected by consolidations within the US publishing industry with 1998 sales in the US declining by 29% over 1997. This was partially offset by a 51% increase in the Company's net sales from its self publishing business. Sales backlog was $3,300,000 at February 10, 1999 as well as February 2, 1998.

        Rights income for the year ended December 31, 1998 was $206,000 as compared to $322,000 for the year ended December 31, 1997. This income was primarily derived from the Company's sales of worldwide direct marketing rights on some of its products.

        Gross profit margin as a percent of sales (excluding the effect of rights income) for the year ended December 31, 1998, was 14.3% as compared to 21.4% in 1997. As the Company's self-publishing sales continued to expand, the need to establish an adequate reserve for returns and a reserve for inventory write-offs became necessary. In 1998, the Company recorded additional expenses to increase these reserves. The additional expense taken had the effect of reducing 1998 gross margins. The gross margin in 1998 without these charges would have been approximately 19.1%. Once established, these reserves offset charges in future periods for returns associated with 1998 sales which will increase gross profit margins. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $7,749,000 or 69.2% of sales for 1998 as compared to $12,881,000 or 68.8% of sales for 1997. Also affecting gross profit margin in 1998 were sales of close out inventory of $175,000 which were sold below cost. The amortization of book development costs was $1,455,000 for 1998 compared to $1,331,000 for 1997. Royalties for the year ended December 31, 1998 were $395,000 as compared to $498,000 in 1997. Both the increase in amortization and decrease in royalties were related to the acquisition of the Hunt Group in March 1998.

        Selling, general and administrative expenses for the year ended December 31, 1998 were $4,797,000 compared to $4,515,000 for the year ended December 31, 1997, an increase of $282,000 or 6%. Included in the above was distribution fees related to self publishing of $627,000 for 1998 as compared to $280,000 in 1997. Without these fees, selling, general and administrative expenses were nominally lower. Personnel expenses were $2,161,000 in 1998 as compared to $2,083,000 in 1997. Selling expenses (including distribution fees) in 1998 were $1,546,000 versus $1,225,000 in 1997 for an increase of $321,000. This increase was primarily related to increases in distribution related costs, promotion prototypes, and field rep expenses partially offset by decreases in delivery, travel & entertainment, show expenses and catalog expenses. Administrative expenses were $1,090,000 in 1998 as compared to $1,207,000 in 1997. The decrease of $117,000 was primarily comprised of decreases in rent, moving, legal and accounting expenses partially offset by increases in bad debt allowance and other expenses. In 1998 in response to the Company's lower sales, a plan consisting of staff reductions, pay cuts, and salary freezes was put in place. The full effect of these reductions was realized in 1999.

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

        The Company was in a loss carryforward position primarily due to the operating losses incurred during the year ended December 31, 1998. At December 31, 1998, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $990,000 that expires in 2018.

        The major temporary tax differences that were expected to reverse the following year were allowance for doubtful accounts, reserves for sales and returns and uniform capitalization of inventory. However, the Company expected new temporary differences to be established in those years which will either reduce or exceed the reversing temporary differences.

        For the year ended December 31, 1998, the Company recorded a net deferred tax asset of $443,200. The Company evaluated the gross deferred tax asset of $775,000 taking into consideration projected operating results and determined that a valuation allowance of $331,800 should be established. The Company believed it was more likely than not that the deferred tax asset of $443,200 would be realized.

Liquidity and Capital Resources

        The Company's cash and cash equivalents decreased to $644,000 at December 31, 1999 from $1,561,000 at December 31, 1998. At December 31, 1999, working capital was $958,000 compared to $951,000 at December 31, 1998.

        Net cash used in operations was $1,195,000 in 1999 as compared to $1,353,000 in 1998. The $158,000 change in cash from operations was primarily attributable to an increase in accounts receivable partially offset by an increase in accounts payable and the decreased net loss for the year, all of which resulted from the increased sales for the year, with most of the increase in sales coming from Fast Forward Marketing.

        Net cash used in investing activities amounted to $1,354,000 in 1999 as compared to cash provided of $1,238,000 during 1998. Changes in cash from investing activities related primarily to the costs associated with the Fast Forward Marketing acquisition and an increase in production costs, offset by the cash acquired by the FFM acquisition.

        Net cash provided by financing activities in 1999 was $1,632,000 as compared to $1,769,000 in 1998. This difference was primarily attributable to the borrowings against the Company's subordinated and bank lines of credit partially offset by repayments to the Company's bank line of credit. There was also an increase in the proceeds from the exercise of the Company's stock options.

          The Company has a revolving line of credit facility with a bank that provides a credit line of up to $2,500,000 subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime (8.5% as of December 31, 1999) plus 2.5% and are secured by the Company's assets. This facility which was originally scheduled to expire on May 1, 2000 has been extended to May 1, 2001, subject to the following: (1) the bank's approval of the results of a bank audit of the Company's operations and collateral, (2) reaffirmation of certain guaranties, and (3) affirmation of the agreement with the Company's private subordinated lender. At December 31, 1999 and 1998, the Company had an outstanding indebtedness with its bank of $1,474,000 and $1,700,000, respectively, as well as $76,400 and $75,000, in outstanding letters of credit. The Company was in compliance of all financial statement covenants as of December 31, 1999, as amended.

        In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR (6.085% at December 31, 1999). This agreement expires May 13, 2000 with the Company having the option to extend the line for an additional year under the same terms and conditions. To extend this line of credit, the agreement requires that warrants for 150,000 shares of the Company's common stock be issued. The warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to May 13, 2000 (the extension date). At December 31, 1999, the Company had an outstanding indebtedness of $2,200,000. The Company was in compliance with all covenants at December 31, 1999. On March 23, 2000, the Company exercised their option to extend the line of credit for an additional twelve months to May 13, 2001. As such, the Company reclassified the outstanding debt at December 31, 1999 to long-term. In addition, the Company will grant warrants to purchase 150,000 shares of the Company's stock based on the average trading price of the stock for the 20 day period prior to the extension date to be amortized over the remaining term of the loan.

        Management expects positive cash flow from operations in 2000, but will utilize its ability to borrow against its lines of credit as needed. No assurances can be given that these results from operations will occur.

        As of February 29, 2000, the Company did not have commitments for any material capital expenditures for 2000 or beyond. Management of the Company believes that the existing levels of funds and its ability to borrow, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.


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

        The Company's primary market risks include fluctuation in interest rates and variability in interest rate spread relationships (i.e. prime to LIBOR spreads). The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Year 2000 Update

        Many existing computer systems and applications use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the Year 2000. The Company relies on its systems and applications in operating and monitoring all major aspects of its business, including financial systems, such as general ledger, accounts receivable and accounts payable and embedded computer chips, networks and telecommunications equipment and end products. The Company also relies, directly and indirectly, on external systems of business enterprises such as its suppliers, creditors and financial organizations for accurate exchange of data. Following the Year 2000 transition, the Company has not experienced any known disruption to its business as a result of Year 2000. The cost of the Company's Year 2000 programs have not been material to the Company's financial position or results of operations. Although the Company's business systems were Year 2000 compliant by December 31, 1999, the Company makes no assurances regarding Year 2000 compliance of third party systems.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements prepared in accordance with Regulation S-X are set forth beginning at page 24 hereof.


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants. . . . .   23

Consolidated Balance Sheets as of December 31, 1999
and 1998. . . . . . . . . . . . . . . . . . . . . . . . . .   24

Consolidated Statements of Operations for the year
Ended December 31, 1999, 1998 and 1997. . . . . . . . . . .   25

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 1999, 1998 and 1997. . . . . .   26

Consolidated Statements of Cash Flows for the years
Ended December 31, 1999, 1998 and 1997. . . . . . . . . . .   27

Summary of Accounting Policies. . . . . . . . . . . . . . .   28

Notes to Consolidated Financial Statements. . . . . . . . .   32

Schedule II - Valuation and Qualifying Accounts . . . . . .   46

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY



                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTAL MATERIAL



                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Intervisual Books, Inc. and Subsidiary
Santa Monica, California


We have audited the accompanying consolidated balance sheets of Intervisual Books, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intervisual Books, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



                                            BDO SEIDMAN, LLP



Los Angeles, California
March 10, 2000, except for Note 6 and 7, as to which the date is March 28, 2000

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                      -------------------------------
                                                                            1999               1998
                                                                      -------------------------------
ASSETS (Note 6)

CURRENT:
  Cash and cash equivalents                                           $    643,765       $  1,560,533
  Accounts receivable, net (Notes 2 and 12)                              6,094,484          2,246,151
  Inventories (Note 3)                                                   1,778,738          1,634,581
  Prepaid expenses                                                         354,406            241,842
  Royalty and commission advances                                          446,766            351,981
  Income taxes receivable                                                        -            117,281
  Other current assets                                                     209,088            205,676
                                                                      -------------------------------

TOTAL CURRENT ASSETS                                                     9,527,247          6,358,045

PRODUCTION COSTS, net of accumulated amortization of $4,996,406
  and $3,564,270                                                         3,416,564          3,426,390
PROPERTY AND EQUIPMENT, net (Note 4)                                       265,661            187,488
DEFERRED INCOME TAXES (Note 8)                                             443,211            443,211
GOODWILL, net of accumulated amortization of $46,229 (Note 20)           1,540,965                  -
OTHER ASSETS                                                               310,370                  -
                                                                      -------------------------------

                                                                      $ 15,504,018       $ 10,415,134
                                                                      ===============================

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
  Accounts payable (Notes 2 and 12)                                   $  6,241,550       $  3,131,232
  Accrued royalties                                                        581,139            281,952
  Accrued expenses (Note 11)                                               208,515            226,145
  Customer deposits (Notes 5 and 9)                                         62,664             67,980
  Line of credit with bank (Note 6)                                      1,475,000          1,700,000
                                                                      -------------------------------

TOTAL CURRENT LIABILITIES                                                8,568,868          5,407,309

OTHER LIABILITIES (Note 11)                                                114,366             84,529
                                                                      -------------------------------
LINE OF CREDIT WITH PRIVATE PARTY (Note 7)                               2,200,000                  -

TOTAL LIABILITIES                                                       10,883,234          5,491,838
                                                                      -------------------------------

COMMITMENTS AND CONTINGENCIES
  (Notes 1, 6, 7, 11, 14 and 15)

STOCKHOLDERS' EQUITY (Notes 10, 17 and 20):
  Preferred stock, shares authorized 3,000,000, none issued                      -                  -
  Common stock, no par, shares authorized 12,000,000; issued and
    outstanding 5,915,617 and 5,164,531                                  5,331,935          4,731,029
  Additional paid-in capital                                               373,129            329,912
  Accumulated deficit                                                   (1,084,280)          (137,645)
                                                                      -------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               4,620,784          4,923,296
                                                                      -------------------------------
                                                                      $ 15,504,018       $ 10,415,134
                                                                      ===============================

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years ended December 31,
                                                            ---------------------------------------------------
                                                                 1999               1998               1997
                                                            ---------------------------------------------------
NET SALES (Note 12 and 18)                                   $ 17,674,697       $ 11,191,681       $ 18,711,596

RIGHTS INCOME (Note 9)                                            599,183            205,844            321,834
                                                            ---------------------------------------------------
TOTAL REVENUE                                                  18,273,880         11,397,525         19,033,430

COST OF SALES (Notes 12 and 13)                                13,967,516          9,592,013         14,585,457
                                                            ---------------------------------------------------
  GROSS PROFIT                                                  4,306,364          1,805,512          4,447,973

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    5,012,035          4,797,460          4,515,067
                                                            ---------------------------------------------------
LOSS FROM OPERATIONS                                             (705,671)        (2,991,948)           (67,094)

INTEREST EXPENSE                                                 (287,400)           (63,820)                 -

OTHER INCOME                                                       46,436             70,956             56,211
                                                            ---------------------------------------------------
LOSS BEFORE INCOME TAXES                                         (946,635)        (2,984,812)           (10,883)

INCOME TAX PROVISION (BENEFIT) (Note 8)                                 -           (700,000)            62,682
                                                            ---------------------------------------------------
NET LOSS                                                     $   (946,635)      $ (2,284,812)      $    (73,565)
                                                            ===================================================
NET LOSS PER SHARE
  Basic and Diluted                                          $       (.17)      $       (.45)      $       (.02)
                                                            ===================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 17)
  Basic and Diluted                                             5,633,121          5,110,317          5,036,132
                                                            ---------------------------------------------------

       See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               Common Stock          Additional       Retained
                                                         ------------------------      Paid-In        Earnings
                                                           Shares        Amount        Capital       (Deficit)          Total
                                                         -----------------------------------------------------------------------
BALANCE, January 1, 1997                                 5,032,798    $ 4,569,266    $   258,302    $ 2,308,612     $ 7,136,180

Stock-based compensation (Note 10)                               -              -         43,112              -          43,112

Exercise of stock options (Note 10)                          3,334          4,584              -              -           4,584

Net loss for the year                                            -              -              -        (73,565)        (73,565)
                                                         -----------------------------------------------------------------------
BALANCE, December 31, 1997                               5,036,132      4,573,850        301,414      2,235,047       7,110,311

Stock-based compensation (Note 10)                               -              -         28,498              -          28,498

Exercise of stock options (Note 10)                         50,399         69,299              -              -          69,299

Issuance of contingent shares (Note 15)                     78,000         87,880              -        (87,880)              -

Net loss for the year                                            -              -              -     (2,284,812)     (2,284,812)
                                                         -----------------------------------------------------------------------
BALANCE, December 31, 1998                               5,164,531      4,731,029        329,912       (137,645)      4,923,296

Stock-based compensation (Note 10)                               -              -         43,217              -          43,217

Exercise of stock options (Note 10)                         81,086        111,806              -              -         111,806

Acquisition of Fast Forward Marketing, Inc. ("FFM")        670,000        489,100              -              -         489,100
  (Note 20)

Net loss for the year                                            -              -              -       (946,635)       (946,635)
                                                         -----------------------------------------------------------------------
BALANCE, December 31, 1999                               5,915,617    $ 5,331,935    $   373,129    $(1,084,280)    $ 4,620,784
                                                         =======================================================================

 See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE 19)

                                                                     Years ended December 31,
                                                        -----------------------------------------------
                                                             1999             1998             1997
                                                        -----------------------------------------------
Cash flows from operating activities:
  Net loss                                              $   (946,635)    $ (2,284,812)    $    (73,565)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating
    activities:
    Depreciation and amortization                          1,657,984        1,550,887        1,425,870
    Provision for losses on accounts receivable              (64,402)          66,000           10,000
    Provision for inventory write-offs                       (57,000)         121,500                -
    Loss on disposal of property and equipment                 6,335                -                -
    Amortization of deferred income                                -           47,229          (15,734)
    Deferred income taxes                                          -         (604,167)        (116,653)
    Stock-based compensation expense                          43,217           28,498           43,112
    Increase (decrease) from changes in, net of
     business acquired:
      Accounts receivable                                 (1,866,521)       3,155,700         (819,247)
      Inventories                                            (87,157)        (488,923)        (612,961)
      Prepaid expenses                                      (156,072)        (110,836)          85,496
      Royalty and commission advances                        110,749           35,333          112,422
      Income taxes receivable                                117,281         (117,281)               -
      Other current assets                                     9,384          (42,550)         (35,630)
      Accounts payable                                         9,223       (2,409,688)       1,870,546
      Accrued royalties                                      259,906          (97,028)        (351,027)
      Accrued expenses                                      (105,887)        (103,687)         (73,287)
      Income taxes payable                                         -         (130,275)         130,275
      Other liabilities                                     (120,162)               -                -
      Customer deposits                                       (5,317)          30,980          (34,211)
                                                        ----------------------------------------------
Net cash provided by (used in) operating activities       (1,195,074)      (1,353,120)       1,545,406
                                                        ----------------------------------------------
Cash flows from investing activities:
  Purchases of property and equipment                        (20,934)         (35,098)        (215,467)
  Additions to production costs                           (1,354,229)      (1,203,262)      (1,610,712)
  Additions to acquisition cost                             (283,116)               -                -
  Cash acquired from FFM acquisition                         304,779                -                -
  Purchases of marketable securities available for
    sale                                                           -                -      (12,868,361)
  Proceeds from sales and maturities of marketable
    securities available for sale                                  -                -       14,903,345
                                                        ----------------------------------------------
Net cash provided by (used in) investing activities       (1,353,500)      (1,238,360)         208,805
                                                        ----------------------------------------------
Cash flows from financing activities:
  Proceeds from bank line of credit                        1,320,000        1,700,000                -
  Proceeds from subordinated line of credit                2,200,000                -                -
  Repayment on bank line of credit                        (2,000,000)               -                -
  Proceeds from exercise of stock options                    111,806           69,299            4,584
  Payments on officer loan                                         -                -          (97,131)
                                                        ----------------------------------------------
Net cash provided by (used in) financing activities        1,631,806        1,769,299          (92,547)
                                                        ----------------------------------------------
Net increase (decrease) in cash and cash equivalents        (916,768)        (822,181)       1,661,664

Cash and cash equivalents, beginning of year               1,560,533        2,382,714          721,050
                                                        ----------------------------------------------
Cash and cash equivalents, end of year                  $    643,765     $  1,560,533     $  2,382,714
                                                        ==============================================

 See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

BUSINESS

Intervisual Books, Inc. ("IBI") was incorporated in California in 1975. IBI is engaged in creating, packaging and producing of pop-up and dimensional novelty books for domestic and international distribution. IBI distributes through many publishers in the United States. In May 1999, IBI acquired Fast Forward Marketing, ("FFM"). Per the merger agreement, FFM became a wholly owned subsidiary of IBI. FFM provides sales and marketing services in the video, audio and book publishing industries throughout the United States. FFM purchases its product from major motion picture studios and/or independent video producers and sells directly to video retailers including children's educational stores, gift shops, museum stores, educational distributors, and direct mail catalogs.

As used herein, the term the "Company" means Intervisual Books, Inc. and Subsidiaries, and the term "IBI" means Intervisual Books, Inc., exclusive of such subsidiaries.

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of IBI and FFM. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements reflect the acquisition of the Hunt Creative Group, which was merged into the Company in a manner similar to a pooling of interests for all periods presented. The merger was approved by the Company's shareholders on July 22, 1998 (see also Note 15).

The accompanying consolidated financial statements also reflect the accounts and transactions of FFM from May 14, 1999, the date it was acquired. The acquisition was accounted for under the purchase method of accounting.

REVENUE RECOGNITION

The Company recognizes revenues upon shipment of product. The Company records a provision for estimated future returns.

PRODUCTION COSTS AND AMORTIZATION

Production costs related to books include amounts incurred for design, art, editorial services, paper engineering, dies and color separation. The costs for pop-up books are stated at the lower of cost or net realizable value and are amortized using the sum-of-the-years-digits method over a five year projected sales life. These costs are periodically evaluated each year based on management's estimates of future sales of related products. These costs are written off when management believes they provide no future benefit. Costs of products which have an anticipated useful life of one year or less are charged to operations in the year the sales occur.

Production costs related to videos include amounts incurred for duplication, editing, and packaging. The costs are stated at the lower of cost or net realizable value and are amortized over the greater of the number of units sold divided by total units estimated to be sold or straight line over the life of the product.

Amortization of book and video production costs included in cost of sales for 1999, 1998 and 1997 was $1,432,137, $1,454,923 and $1,330,503.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

INVENTORY

Inventory, which consists of materials and finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment are stated at cost. Depreciation is computed using the straight line and accelerated methods over the estimated useful lives of the assets. The Company periodically reviews such assets for possible impairments and expected losses, if any, are recorded currently.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company's ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis.

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

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," during 1997. SFAS No. 128 requires presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock, but does not include the impact of these dilutive securities that would be antidilutive. During the three years ended December 31, 1999, these dilutive securities were antidilutive.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

Cash, receivables, and accounts payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

The fair value of the Company's lines of credit approximates their carrying value due to the interest rates on these instruments which approximates the rate the Company could borrow at December 31, 1999.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY
                         SUMMARY OF ACCOUNTING POLICIES

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

SEGMENTS OF AN ENTERPRISE

During the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS 131 did not have an impact on the Company's financial position or results of operations. Adoption of SFAS 131 resulted in expanded disclosures for the year and all prior periods. See Note 18, Segment Information.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - LIQUIDITY

At December 31, 1999, the Company had an outstanding indebtedness of $3,675,000, $1,475,000 with a bank and $2,200,000 subordinated debt with a private party. Bank line of credit expires May 1, 2000 while the subordinated debt expires May 13, 2000. The Company was in compliance with all financial covenants. The Company, at its sole discretion, may extend the line of credit with the private party under the same terms and conditions for an additional twelve months. If an extension is requested, the Company will grant up to 150,000 warrants with an exercise price equal to the average twenty day trading price prior to the extension date. These warrants would have a term of two years from the date of grant. The Company is anticipating that it will extend the option. On March 23, 2000, the Company decided to exercise their option to extend the line of credit with the private party for an additional twelve months. As such, the Company will grant warrants to purchase 150,000 shares of common stock at a price equal to the average trading price of the Company's stock for the 20 day period prior to May 13, 2000 (the extension date), to be amortized over the remaining term of the loan. On March 28, 2000, the Company obtained an extension on the line of credit with the bank for an additional year.

For the past three years, the Company reported a loss of ($946,635), ($2,284,812) and ($73,565) in 1999, 1998, and 1997 and an accumulated deficit of
($1,084,280) at December 31, 1999. However, management expects positive cash flow from operations in 2000, but will utilize its ability to borrow against its lines of credit as needed. No assurance can be given that these results from operations or transactions will occur.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable relates to sales to traditional publishing customers as well as sales under the IBI self-publishing program and FFM sales to video retailers. Sales under the self-publishing program and videos are subject to returns. FFM has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates.

Accounts receivable are summarized as follows:

                                                 1999              1998
                                             ------------------------------
Accounts receivable                          $ 6,668,439       $ 2,905,151
Less: Allowance for possible losses             (173,857)         (175,300)
Less: Allowance for sales returns               (400,098)         (483,700)
                                             ------------------------------
Accounts receivable, net                     $ 6,094,484       $ 2,246,151
                                             ==============================

NOTE 3 - INVENTORY

Inventories consist of the following:

                                                 1999              1998
                                             ------------------------------
Materials                                    $   440,786       $   594,382
Finished goods                                 1,402,452         1,177,099
Less:  Allowance for obsolete inventory          (64,500)         (136,900)
                                             ------------------------------
Total inventory                              $ 1,778,738       $ 1,634,581
                                             ==============================

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY AND EQUIPMENT

The major classes of property and equipment and the related estimated useful lives are as follows:

                                            December 31,
                                    --------------------------      Estimated
                                        1999           1998        Useful Lives
                                    -------------------------------------------
Computers                           $1,284,250      $  552,497      5 years
Office furniture and equipment         581,482         518,813      5-7 years
Leasehold improvements                  68,151          68,151      5 years
                                    --------------------------
                                     1,933,883       1,139,461
Less accumulated depreciation        1,668,222         951,973
                                    --------------------------
                                    $  265,661       $ 187,488
                                    ==========================

Depreciation expense on property and equipment was $161,771, $95,964 and $92,627 for the years ended December 31, 1999, 1998 and 1997.

NOTE 5 - CUSTOMER DEPOSITS

Customer deposits of $62,664 and $67,980 recorded at December 31, 1999 and 1998 consist of cash advances received from publishers prior to printing, assembly and shipping of the related products.

NOTE 6 - LINE OF CREDIT WITH A BANK

The Company has a revolving line of credit facility with a bank that provides a credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime (8.5% as of December 31, 1999) plus 2.5%, and are secured by the Company's assets. On March 28, 2000 the Company obtained an extension on the line of credit with the bank for an additional year.

At December 31, 1999 and 1998, the Company had an outstanding indebtedness of $1,475,000 and $1,700,000, respectively, as well as $76,400 and $75,000, in outstanding letters of credit. The Company was in compliance with all financial statement covenants as of December 31, 1999.

NOTE 7 - LINE OF CREDIT WITH A PRIVATE PARTY

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000. This line is subordinated to the bank line of credit discussed in
Note 6. Advances under this line bear interest at 5% above LIBOR (6.085% at December 31, 1999). This agreement expires May 13, 2000 with the Company having the option to extend the line for an additional year under the same terms and conditions. To extend this line of credit, the agreement requires that warrants for 150,000 shares of the Company's common stock to be issued. The warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to May 13, 2000 (the extension date). At December 31, 1999, the Company had an outstanding indebtedness of $2,200,000. The Company was in compliance with all covenants at December 31, 1999.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LINE OF CREDIT WITH A PRIVATE PARTY (CONTINUED)

On March 23, 2000, the Company exercised their option to extend the line of credit for an additional twelve months. As such, the Company reclassed the outstanding debt at December 31, 1999 to long-term. In addition, the Company will grant warrants to purchase 150,000 shares of common stock based on the fair market value at the date of extension, to be amortized over the remaining term of the loan.

NOTE 8 - INCOME TAXES

Provisions (benefit) for income taxes included in the accompanying statements of operations consist of the following components:

                                             1999          1998            1997
                                           ---------------------------------------
Currently payable:
    Federal                                $    -       $(117,300)      $  98,068
    State                                       -             800          32,207
                                           ---------------------------------------
                                                -        (116,500)        130,275
                                           ---------------------------------------
Deferred:
    Federal                                     -        (463,100)        (52,702)
    State                                       -        (120,400)        (14,891)
                                           ---------------------------------------
                                                -        (583,500)        (67,593)
                                           ---------------------------------------
Income tax provision (benefit)             $    -       $(700,000)      $  62,682
                                           =======================================

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and effective tax rate:

                                                        1999        1998        1997
                                                       -------------------------------
Federal statutory tax rate                             (34.0)%     (34.0)%      (34.0)%
Increase in taxes resulting from:
  Unrealized deferred tax asset                         27.7        11.1        655.3
  State taxes, net of federal income tax benefit         4.7          .5         39.2
  Other                                                  1.6        (1.1)       (84.5)
                                                       -------------------------------
Effective tax rate                                         - %     (23.5)%      576.0%
                                                       ===============================

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (CONTINUED)

The types of temporary differences between the tax bases of assets and liabilities that give rise to the net deferred tax balance at December 31, 1999 and 1998 and their approximate tax effects, are as follows:

                                                                         1999              1998
                                                                    ------------------------------

Assets:
  Deferred revenue                                                  $    25,000       $    20,000
  Allowance for doubtful accounts                                        70,000            70,000
  Reserve for sales and returns                                         160,000           193,000
  Inventory - uniform capitalization                                    165,000           149,000
  Accrued vacation                                                       54,000            44,000
  Deferred rent                                                           4,800            10,500
  Depreciation                                                           20,000                 -
  Severance costs                                                        27,000            43,000
  Inventory reserves                                                     26,000            54,500
  Net operating loss carryforwards                                    1,200,000           375,000
                                                                    ------------------------------
  Deferred tax assets                                                 1,751,800           959,000
                                                                    ------------------------------
Liabilities:
  Excess tax amortization of production costs and depreciation
    over book amortization and depreciation                            (117,000)         (171,000)
  Royalties payable                                                      (5,000)          (13,000)
                                                                    ------------------------------
  Deferred tax liabilities                                             (122,000)         (184,000)
                                                                    ------------------------------
  Net deferred tax asset before valuation allowance                   1,629,800           775,000

  Less:  Valuation allowance                                         (1,186,600)         (331,800)
                                                                    ------------------------------
  Net deferred tax asset                                            $   443,200       $   443,200
                                                                    ==============================

At December 31, 1999, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $2,900,000 that expires in various dates beginning in 2018.

The Company evaluated the gross deferred tax asset of $1,629,800, taking into consideration projected operating results, and determined that a valuation allowance of $1,186,600 should be established. The Company believes it is more likely than not that the deferred tax asset of $443,200 will be realized.

NOTE 9 - RIGHTS INCOME

During 1999, 1998 and 1997, the Company sold the direct marketing rights to a third party to produce and sell nine, two and three of the Company's titles for a non-refundable fee of approximately $600,000, $200,000 and $300,000, respectively. The Company fulfilled all obligations under these agreements prior to recognizing revenue.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK OPTIONS

Incentive Stock Option Plans ("ISOP")

Under the terms of the Company's ISOP, under which options to purchase 550,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable prior to six months from the date of grant, nor more than ten years after the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of grant.

Non Qualified Stock Option Plans ("NQSOP")

Under the terms of the Company's NQSOP, options to purchase 200,000 shares of common stock can be issued to attract and retain qualified persons for positions of substantial responsibility, such as key officers, directors, and consultants. Options of the plan are established in the same manner as the ISOPs, are non-assignable and non-transferrable (for employees of the Company), and are exercisable over a 10-year period from the date of grant. Each option lapses, if not previously exercised, on the 10th anniversary of the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of grant.

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

Nonstatutory Stock Options ("NSSO")

During 1997, the Company granted nonstatutory stock options to purchase an aggregate of 600,000 shares of common stock to three individuals, as an inducement to join the Company, of which 125,000 have expired. These options are non-assignable and non-transferable, are exercisable over a seven year period from the date of grant and vest in various increments through 2000. The Company also issued NSSO to purchase 31,000 shares of common stock to the Chairman of the Board of the Company, subject to shareholder approval which was obtained in 1998. During 1998, the Company granted 100,000 NSSO of which 2,500 was exercised in 1999 to two individuals as an inducement to join the Company. During 1999, the Company granted 25,000 NSSO to a director of the Company. Due to the acquisition of FFM in May 1999, the Company issued NSSO to purchase 350,000 shares of common stock to three individuals who were employees of FFM. Company also issued 75,000 NSSO to an outside consultant of the Company. All such options have an exercise price equal to the closing price of the Company's common stock on the date of grant and were outside of any existing Company stock option plan.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK OPTIONS (CONTINUED)

1999 Stock Option Plan "SOP"

Under the terms of the Company's SOP, options to purchase 500,000 shares of common stock can be issued to attract and retain the best available personnel for positions of substantial responsibility as officers, directors, consultants, employees and others who perform valuable services. The plan terminates on June 23, 2009, unless the Board decides to terminate at an earlier date. The exercise price of options granted under the Plan shall be not less than 110% of the fair market value of the shares for grants to holders owning more than 10% or more of the outstanding stock. The options granted under the Plan shall vest at a minimum rate of 20% per year over the period of five years from the grant date.

Non-employee Options

Under the Company's Non-qualified Stock Option Plan, Directors Stock Option Plan and Non-Statutory Stock Options, the Company granted 112,500, 37,500 and 7,500 shares to non-employees during 1999, 1998 and 1997, respectively. As a result, the Company recorded non-cash compensation expense related to these options of $43,217, $28,498 and $43,112 in 1999, 1998 and 1997 with a corresponding credit to additional paid-in capital.

All options have an exercise price equal to the closing price of the Company's common stock on the date of grant. In November 1999, the Company's Board of Directors amended the exercise price of $1.50 to $1.25 per share for 506,000 options granted to three employees of the Company. The weighted average fair value of options granted during the years are included in the option activity table below.

Option activity within each plan is as follows:

                                                                                         Non-     Weighted
                                           Incentive    Non Qualified    Directors    Statutory    Average
                                         Stock Option    Stock Option   Stock Option   Stock        Price
                                            Plans          Plans           Plan        Options    Per Share
                                         ----------------------------------------------------------------------
Balance outstanding, January 1, 1997       316,500        141,000         85,000             -       $    1.73

  Options granted range from
    $1.375 to $2.00 per share               50,000         69,000          7,500       631,000       $    1.58
  Options cancelled range from
    $1.375 to $3.875 per share             (96,334)       (10,000)             -             -       $    1.62
                                         ----------------------------------------------------------------------
Balance outstanding, December 31, 1997     270,166        200,000         92,500       631,000       $    1.58

  Options granted range from
    $1.50 to $2.75 per share                92,250              -         12,500       125,000       $    2.05
  Options expired range from
    $1.375 to $2.75 per share              (73,999)             -              -      (125,000)      $    1.56
                                         ----------------------------------------------------------------------
Balance outstanding, December 31, 1998     288,417        200,000        105,000       631,000       $    1.61

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK OPTIONS  (CONTINUED)

                                                                                          Non-         Weighted
                                      Incentive      Non Qualified     Directors       Statutory        Average
                                    Stock Option      Stock Option    Stock Option       Stock           Price
                                        Plans            Plans            Plan          Options        Per Share
                                      --------------------------------------------------------------------------
  Options granted range from
    $1.25 to $1.38                      50,000           69,000           37,500         966,000       $   1.25
  Options expired range from
    $1.375 to $2.75                    (47,582)               -                -               -           2.29
  Options exercised range from
    $1.375 to $1.50                    (48,586)         (30,000)               -          (2,500)          1.38
  Options cancelled range from
    $1.38 to $1.625 per share          (50,000)         (69,000)               -        (506,000)          1.48
                                       ------------------------------------------------------------------------
BALANCE OUTSTANDING,
  December 31, 1999                    192,249          170,000          142,500       1,088,500       $   1.41
                                       ========================================================================
BALANCE EXERCISABLE,
  December 31, 1999                    141,420          146,999           94,164         538,949       $   1.28
                                       ========================================================================

Information relating to stock options at December 31, 1999 summarized by exercise price are as follows:

                                            Outstanding                   Exercisable
                                  ---------------------------------  ------------------------
                                                Weighted Average       Weighted Average
                                  -----------------------------------------------------------
Exercise Price                                 Life      Exercise                 Exercise
Per Share                          Shares     (Months)     Price      Shares       Price
                                  -----------------------------------------------------------
Incentive Stock Option Plan:
  $1.38                              90,999      61.7     $   1.38     90,999     $   1.38
  $1.25                              50,000      33.0         1.25     33,334         1.25
  $2.75                              51,250      97.5         2.75     17,087         2.75
                                  -----------------------------------------------------------
                                    192,249      63.8     $   1.71    141,420     $   1.51
                                  ===========================================================
Non Qualified Stock Option
  Plan:
  $1.38                              71,000      54.6     $   1.38     71,000     $   1.38
  $1.25                              69,000      90.0         1.25     45,999         1.25
  $2.06                              30,000      79.5         2.06     30,000         2.06
                                  -----------------------------------------------------------
                                    170,000      73.4     $   1.45    146,999     $   1.48
                                  ===========================================================
Directors Stock Option Plan:
  $1.75                               7,500      90.0     $   1.75      4,998     $   1.75
  $2.06                              62,500      73.5         2.06     62,500         2.06
  $2.50                              22,500      66.0         2.50     22,500         2.50
  $2.75                               5,000      97.5         2.75      1,667         2.75
  $2.19                               7,500     103.0         2.19      2,499         2.19
  $1.38                              37,500      97.5         1.38          -            -
                                  -----------------------------------------------------------
                                    142,500      86.5     $   1.97     94,164     $   2.17
                                  ===========================================================
Nonstatutory Stock Options:
  $1.25                             966,000      65.7     $   1.25    483,166     $   1.25
  $1.50                             122,500      63.1         1.50     55,833         1.50
                                  -----------------------------------------------------------
                                  1,088,500      65.4     $   1.28    538,999    $    1.28
                                  ===========================================================

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - COMMON STOCK OPTIONS (CONTINUED)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1999, 1998 and 1997 would have been increased to the pro forma amounts presented:

                                                                    1999                1998              1997
                                                              ---------------------------------------------------

Net loss, as reported                                         $    (946,635)      $  (2,284,812)      $   (73,565)
Net loss, pro forma                                           $  (1,123,462)      $  (2,564,154)      $  (246,590)

Basic and diluted net loss per common share, as reported      $        (.17)      $        (.45)      $     (0.02)
Basic and diluted net loss per common share, pro forma        $        (.19)      $        (.50)      $     (0.05)


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999, 1998 and 1997; expected life of options was 7 years, expected volatility of 18%, 15% and 12%, respectively, risk-free interest rate of 6.0%, 6.0% and 6.0%, respectively, and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 1999, 1998 and 1997 was $.47, $.75 and $.57 per option.

NOTE 11 - COMMITMENTS

Operating Leases

The Company leases its facilities and certain equipment under various operating leases which expire at various dates through January 31, 2002. The facility lease has a renewal option to extend the lease for an additional five years at an agreed upon rental amount. Future minimum lease payments under the noncancelable portion of these leases having terms in excess of one year at December 31, 1999 are presented in the schedule below.

Year       Amount
----      --------
2000      $235,424
2001       235,424
2002        25,428
          --------

          $496,276
          ========

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $285,243, $248,622 and $311,864.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS (CONTINUED)

Employment Agreements

Effective January 1995, the Company entered into an employment agreement with an employee with an initial term of three years and compensation of $90,000. This agreement was extended to December 31, 2000, with annual compensation of $105,000.

On January 13, 1997, the Company entered into an employment and compensation agreement with a new President and Chief Operating Officer. This agreement originally expired on December 31, 1999, but was extended to January 31, 2002. The minimum aggregate obligation under this agreement in 2000 is $292,200.

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

On May 11, 1999, the Company entered into an employment and compensation agreement with the President of Video and New Media Division. This agreement expires May 11, 2002, unless further extended or sooner terminated as provided in the agreement. The Company shall pay the executive $275,000 per annum.

On May 12, 1999, the Company entered into an employment and compensation agreement with a Senior Vice President of Sales and Marketing. This agreement expires May 12, 2001, unless further extended or sooner terminated as provided in the agreement. The Company shall pay executive $162,500 per annum plus a commission of 3/4% of the amount of sales from the book division in excess of $15,000,000, plus 1/2% of the amount of sales from the video division in excess of $15,000,000. Additionally, the agreement provides for $1,500 per year toward the cost of life insurance policy.

On May 13, 1999, the Company entered into an employment and compensation agreement with a Senior Vice President of Finance and Operations. This agreement expires May 13, 2001, unless further extended or sooner terminated as provided in the agreement. The Company shall pay executive $180,000 per annum plus a monthly car allowance of $600 per month.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS (CONTINUED)

Consulting Agreement

On November 1, 1996, the Company entered into a consulting agreement with the former President. This consulting agreement expires on December 31, 2001. The minimum annual obligation under this agreement is $120,000.

NOTE 12 - BUSINESS AND CREDIT CONCENTRATIONS

The Company had one customer who accounted for approximately 13% of net sales in 1998.

The Company had one customer who accounted for approximately 16% of accounts receivable as of December 31, 1999 and two customers who accounted for approximately 27% and 13% of accounts receivable as of December 31, 1999.

The Company had two vendors who accounted for approximately 35% of net purchases for the year ended December 31, 1999 and three vendors who accounted for approximately 72% of net purchases for the year ended December 31, 1998.

The Company had two vendors who accounted for approximately 11% and 28% of accounts payable as of December 31, 1999 and three vendors who accounted for approximately 30%, 38% and 12% as of December 31, 1998.

NOTE 13 - PURCHASES

The Company does not have manufacturing facilities. Most of the Company's products are manufactured by four printers located in Hong Kong, Colombia, Thailand, and Singapore. The Company's operations are subject to the customary risks of doing business abroad.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified defined contribution employee benefit plan (the "401(k) plan") covering substantially all employees who have been employed for greater than one year and are at least 21 years of age. The Company may make a matching contribution of an amount equal to a specified percentage of employee contributions. In addition, the Board of Directors may further elect to make discretionary contributions. As of June 1, 1998, the Company's matching contribution was suspended. Total contributions made by the Company to the 401(k) plan during the years ended December 31, 1999, 1998 and 1997 were $0, $19,421 and $35,941.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - RELATED PARTY TRANSACTIONS

MERGER WITH THE HUNT CREATIVE GROUP

On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Group, a related party, pursuant to which the Hunt Group was merged with and into the Company. The merger was approved by the Company's shareholders at its annual meeting on July 22, 1998. The merger was accounted for as a combination of entities under common control, which is accounted for in a similar manner as a pooling of interests and the financial statements were restated to include the results of the Hunt Group for all periods presented. Under the terms of the agreement, the Company issued to the Hunt Family Trust, sole shareholder of the Hunt Group, 250,000 shares of the Company's stock for all the outstanding stock of the Hunt Group. Additionally, the agreement called for an additional 78,000 contingent shares to be issued to the Hunt Family Trust in three separate increments of 26,000 each when cumulative sales of the Hunt Group developed products exceed $5,000,000, $6,000,000 and $7,000,000, respectively. As of December 31, 1998, cumulative sales of the Hunt Group developed products exceeded $7,000,000, and accordingly, an additional 78,000 shares of the Company stock were issued to the Hunt Family Trust and were included in weighted average shares outstanding based on the date the contingency was met. These shares are restricted securities and thus are not registered for resale unless provided for in a registration statement. The agreement also transfers the ownership of any and all copyrights or patents to the Company. The agreement also included the Hunt Group forgiving all royalties earned subsequent to October 1, 1997.

Combined and separate results of Intervisual Books, Inc. and the Hunt Creative Group for periods prior to the combination are as follows:

                                   1997
                               ------------
REVENUES:
  Intervisual Books, Inc.      $ 19,033,430
  Hunt Creative Group               123,947
  Eliminations                     (123,947)
                               ------------

                               $ 19,033,430
                               ============

NET INCOME (LOSS):
  Intervisual Books, Inc.          (112,075)
  Hunt Creative Group                38,510
                               ------------

                               $    (73,565)
                               ============

Operating results of the Hunt Creative Group were not significant for the period January 1 through March 19, 1998.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - FOURTH QUARTER ADJUSTMENTS

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

NOTE 17 - EARNINGS PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings per share:

                                                           1999         1998        1997
                                                         ----------   ----------  ----------
Basic and diluted weighted average shares outstanding    5,633,121    5,110,317   5,036,132
                                                         ==========   ==========  ==========

Options to purchase 1,593,249, 1,224,417 and 1,193,666 shares were outstanding during the years ended 1999, 1998 and 1997, respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 18 - SEGMENT INFORMATION

The Company's operations are classified into two principal reportable industry segments: (a) video distribution sales which involves the sales and marketing to video retailers including children's educational stores, gift shops, museum stores and educational distributors and (b) sales from the production of pop-up and dimensional novelty books for domestic and international distribution.

December 31, 1999                                          Video         Book        Combined
-----------------------------                            ----------   ----------   -----------
Net sales to unaffiliated customers                    $ 5,951,350  $ 11,723,347   $ 17,674,697
Operating loss                                            (197,771)     (507,900)      (705,671)
Total assets                                             2,174,730    11,788,323     13,963,053
Depreciation and amortization                               81,378     1,576,606      1,657,984
Interest expense                                            14,609       272,791        287,400

For the years ended December 31, 1998 and 1997, the Company operated as one segment.

Export sales account for a significant portion of the Company's revenues are summarized by geographic areas as follows. All sales are derived from the book segment of the Company.

For the year December 31,                                  1999         1998        1997
----------------------------                             ----------   ----------  ----------
Europe                                                 $ 4,028,000   $ 3,387,000   $ 5,932,000
Asia                                                     1,212,000       448,000     2,404,000
Other                                                    1,094,000     1,127,000     1,374,000
                                                       -----------   -----------   -----------
Total export sales                                     $ 6,334,000   $ 4,962,000   $ 9,710,000
                                                       ===========   ===========   ===========

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - SUPPLEMENTAL CASH FLOW DISCLOSURES

(a) Cash paid:

During the years ended December 31, 1999, 1998, and 1997, the Company paid interest of $284,129, $51,186, and $0.

The Company paid state income taxes of $800 for the three years ended December 31, 1999, 1998, and 1997.

(b) Non-cash transactions:

On May 14, 1999, the Company entered into a merger agreement to acquire Fast Forward Marketing, "FFM". Under this agreement, the Company issued 670,000 shares of its common stock, valued at $489,100 and a cash payment of $150,000.

NOTE 20 - ACQUISITION OF FAST FORWARD MARKETING

On May 14,1999, the Company completed the acquisition of Fast Forward Marketing, Inc., ("FFM"). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward achieves between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement is met. Of the 670,000 shares issued, 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees valued at $89,130 under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years whichever is less. This transaction has been accounted for as a purchase. The estimated fair value of assets acquired and liabilities assumed relating to the FFM acquisition is summarized below:


                   -------------------------------------------------------------

                   Working capital, excluding note payable      $   (688,471)
                   Property, plant and equipment                     195,378
                   Goodwill                                        1,587,194
                   Note payable                                     (455,000)

                   =============================================================

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - ACQUISITION OF FAST FORWARD MARKETING (CONTINUED)

The following unaudited supplemental information is provided on a pro forma basis as if the acquisition occurred on January 1, 1998. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                           Year ended December 31,
                                                       --------------------------------
                                                           1999               1998
                                                       -------------      -------------
        Revenues                                       $ 22,194,000       $ 28,008,865
        Loss from operations                               (971,000)        (3,601,492)
        Net loss                                         (1,258,000)        (2,909,787)
        Net loss per share, basic and diluted                 (0.22)             (0.50)

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

Column A                                           Column B        Column C       Column D        Column E
--------                                          ----------------------------------------------------------
                                                                  Additions
                                                  Balance at     Charged to                        Balance
                                                   Beginning      Costs and                        at End of
Description                                         of year      Expenses (b)   Deductions(a)        Year
                                                  ----------------------------------------------------------
Allowance for possible losses on receivables

Year ended December 31,

1999                                              $ 175,000      $   173,000    $  (174,000)    $   174,000

1998                                                128,000           66,000        (19,000)        175,000

1997                                                161,000           10,000        (43,000)        128,000

Allowance for sales returns

Year ended December 31,

1999                                            $   484,000      $ 1,216,000    $(1,300,000)    $   400,000

1998                                                 75,000          409,000              -         484,000

1997                                                      -           75,000              -          75,000

Allowance for inventory write-offs

Year ended December 31,

1999                                            $   136,900      $         -     $  (72,400)    $    64,500

1998                                                      -          136,900              -         136,900

1997                                                      -                -              -               -

(a)  Write-off of uncollectible accounts and adjustments to reserve.

(b)  Additions also include reserve from FFM.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company are as follows:

Name                         Age            Position
----                         ---            --------
Waldo H. Hunt                 79            Chairman of the Board, Chief
                                              Executive Officer, Director

Nathan N. Sheinman            50            President, Chief Operating
                                              Officer, Director

Dan P. Reavis                 50            Executive Vice President,
                                              Chief Financial Officer,
                                              Director

Steven D. Ades                51            President, Video and New Media
                                              Division, Director

Steven Selsky                 56            Senior Vice President-Finance
                                              and Operations

Steven F. Wallace             46            Senior Vice President-Sales and
                                              Marketing

Gail A. Thornhill             47            Controller, Secretary

Dr. Neil G. Berkman           50            Director

Gordon Hearne                 76            Director

Leonard William Jaffe         81            Director

John J. McNaughton            77            Director

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

        Steven D. Ades became President of the Company's Video and New Media Division in connection with the Company's acquisition of FFM in May 1999. Mr. Ades joined the Board as a director in August 1999. Prior to the Merger, Mr. Ades was the President and a director of Fast Forward since its organization in 1987.

        Steven Selsky became Senior Vice President of Finance and Operations in connection with the Company's acquisition of FFM in May 1999. Prior to the Merger, Mr. Selsky was Chief Financial Officer of Fast Forward Marketing since January 1993. From 1991 to 1993, Mr. Selsky was a financial consultant to various companies.

        Steven F. Wallace became Senior Vice President of Sales and Marketing in connection with the Company's acquisition of FFM in May 1999. Prior to the Merger, Mr. Wallace was Vice President of Sales of Fast Forward Marketing since January 1994. From 1979 to 1993, Mr. Wallace was Senior Vice President of Sales for Price Stern Sloan Publishers.

        Dr. Neil G. Berkman became a director of the Company in August 1999. He is the President of Neil G. Berkman Associates, a firm he founded in 1988 that provides investor relations, financial consulting and crisis management services to public company clients. From 1981 until 1988 Dr. Berkman was with The Wall Street Group/California, Inc., where he served as President from 1984 to 1988. He earned a Ph.D. in Economics from the University of California, Berkeley, in 1977.

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


Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms furnished to the Company and certain written representations, the Company believes that during the last fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10-percent beneficial owners were complied with the exception that Mr. Hunt filed in October 1999 after the 10th day of the month a Form 4 disclosing a purchase of Company stock through Mr. Hunt's 401(k) plan account which occurred in September 1999 and Mr. Hunt, Mr. Reavis, and Mr. Sheinman filed late in February Form 5's concerning stock options.

Item 11.  EXECUTIVE COMPENSATION

Cash Compensation

        The following table sets forth in the prescribed format the compensation paid to all person's serving as the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered in all capacities during the Company's last three fiscal years:

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                            ANNUAL COMPENSATION            COMPENSATION
                                            -------------------            ------------
                                                                           Securities
                                                           Other Annual    Underlying        All Other
        Name and                         Salary    Bonus   Compensation     Options        Compensation
    Principal Position       Year(1)       ($)     ($)       ($)(2)         (#)(4)             ($)(3)
    ------------------       -------       ---     ---       ------         ------             ------
Waldo H. Hunt                 1999       215,625     -       66,120          150,000               -
Chairman, CEO                 1998       235,416     -       69,179                -           3,125
                              1997       243,333     -       68,414          150,000           4,750

Nathan N. Sheinman            1999       238,958     -       -               300,000               -
President,COO                 1998       258,958     -       -                     -           5,115
                              1997       233,974     -       -               300,000               -

Dan P. Reavis                 1999       165,833     -       -               175,000               -
Executive Vice President      1998       156,939     -       -                     -               -
CFO                           1997                                           175,000

Steven Ades                   1999       158,125                             140,000
President, New Media Div

Steven Selsky                 1999       105,000     -       -               145,000               -
Sr Vice President-Finance

----------

(1) Mr.Reavis joined the Company in 1998, and, accordingly, no information is disclosed with respect to prior years for this individual. Mr.Ades and Mr. Selsky joined the Company in May 1999 as part of the acquisition of Fast Forward Marketing, and no information is disclosed with respect to prior years for these executives.

(2) The amount disclosed in this column includes $60,000 for a life insurance policy and auto allowances.

(3) The amounts disclosed in this column represent contributions relating to the Company's 401(k) plan.

(4) In November 1999, the option agreements for Mr. Hunt, Mr. Sheinman, and Mr.Reavis were amended to reduce the exercise price to $1.25 per share, which price exceeded the fair market value of the Company's Common Stock on the date of the amendment. In the case of Mr. Hunt, certain options were cancelled and an equal number of replacement options with an exercise price of $1.25 were granted.

        The following tables set forth certain information with respect to the executive officers named in the Summary Compensation table in the prescribed formats with respect to options granted and exercised under the Company's various stock option plans during the last fiscal year:



                        OPTION GRANTS IN LAST FISCAL YEAR

                          Number of                                                               Potential Realizable
                          Securities                                                                 Value at Assumed
                          Underlying          % of Total                                           Annual Rates of Stock
                            Options         Options  Granted     Exercise                           Price  Appreciation
                            Granted         To Employees In       Price       Expiration              for Option  Term
Name                          (#)          Fiscal Year (%)(1)      ($)           Date               5%                  10%
----                          ---          ------------------      ---           ----               --                  ---
Waldo H. Hunt               100,000              10.3%          $   1.25         2007            $ 78,612            $199,218

Waldo H. Hunt                50,000               5.1%          $   1.25         2002            $ 17,268            $ 38,157

Nathan Sheinman             300,000              30.8%          $   1.25         2005            $152,663            $355,769

Dan Reavis                  175,000              17.9%          $   1.25         2004            $ 89,053            $207,532

Steven Ades                 140,000              14.4%          $   1.25         2006            $ 71,243            $166,025

Steven Selsky               110,000              11.3%          $   1.25         2006            $ 55,976            $130,449

Steven Selsky                35,000               3.6%          $   1.25         2006            $ 17,811            $ 41,506

----------

(1) In November 1999, the option agreements for Mr. Hunt, Mr. Sheinman, and Mr. Reavis were amended to reduce the exercise price to $1.25 per share, which price exceeded the fair market value of the Company's Common Stock on the date of the amendment. In the case of Mr. Hunt, certain options were cancelled and an equal number of replacement options with an exercise price of $1.25 were granted.



                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities                   Value of Unexercised
                          Shares                             Underlying Unexercised                  In-the-Money Options
                         Acquired        Value                  Options at FY-End                        at FY-End(1)
                       On Exercise      Realized       Exercisable        Unexercisable       Exercisable        Unexercisable
    Name                   (#)             ($)              (#)                (#)                ($)                 ($)
    ----                   ---             ---              ---                ---                ---                 ---
Waldo H. Hunt              None            N/A             99,999             50,001             12,500              6,250

Nathan Sheinman            None            N/A            300,000                  0             37,500                  0

Dan P. Reavis              None            N/A            135,000             40,000             16,875              5,000

Steven Ades                None            N/A                  0            140,000                  0             17,500

Steven Selsky              None            N/A             27,500             82,500              3,437             10,313

Steven Selsky              None            N/A                  0             35,000                  0              4,375

----------

(1) The amounts in this column are calculated using the difference between the closing market price of the Company's common stock at the Company's 1999 fiscal year-end and the option exercise prices. The closing market price of the Company's common stock was more than the option exercise prices.

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

        Employment Agreements. The Company has an Employment Agreement with Mr. Sheinman employing Mr. Sheinman as the Company's President and Chief Operating Officer. This agreement was renewed in January 2000 and expires in January 2002. Under his agreement, Mr. Sheinman is to receive an initial annual salary of $275,000, an automobile allowance, and certain other benefits.

        The Company also has an Employment Agreement with Mr. Hunt, the Company's Chairman of the Board and Chief Executive Officer. This agreement expires on September 30, 2000, unless further extended or sooner terminated as provided in the agreement. The Company pays the executive an annual salary of $250,000. The agreement also allows for lifetime additional annual payments of $60,000 in lieu of paying any life insurance premiums which benefit Mr. Hunt. Additionally, the agreement provides $10,000 toward the cost of a long-term disability insurance policy. If such policy is not available, this amount is to be paid to Mr. Hunt at year end. A provision for an auto allowance as well as reimbursement for other related expenses and certain other benefits are included in the agreement.

        The Company employs Mr. Reavis, for employment as its Executive Vice President and Chief Financial Officer pursuant to an Employment Agreement. The employment agreement was for an initial term of three years with compensation of $175,000 in the first year, $183,750 in the second year and $192,950 in the third year.

        In May 1999, the Company entered into a three-year Employment Agreement with Mr. Ades employing Mr. Ades as the Company's President of the Video and New Media Division. Under his agreement, Mr. Ades is to receive an annual salary of $275,000, an automobile allowance and certain other benefits. Pursuant to his Employment Agreement, Mr. Ades was granted options to purchase 140,000 shares of the Company's common stock.

        In May 1999, the Company entered into a two-year Employment Agreement with Mr. Selsky employing Mr. Selsky as the Company's Senior Vice President of Finance and Operations. Under this agreement, Mr. Selsky is to receive an annual salary of $180,000, an automobile allowance and certain other benefits. Pursuant to his Employment Agreement, Mr. Selsky was granted options to purchase 110,000 shares of the Company's common stock.

        In May 1999, the Company entered into a two-year Employment Agreement with Mr. Wallace employing Mr. Wallace as the Company's Senior Vice President of Sales and Marketing. Under this agreement, Mr. Wallace is to receive an annual salary of $162,500, an automobile allowance and certain other benefits. Pursuant to his Employment Agreement, Mr. Wallace was granted options to purchase 100,000 shares of the Company's common stock.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

        The following table sets forth certain information concerning beneficial ownership of common stock of the Company as of February 29, 2000, by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's common stock, by each director of the Company, each executive officer named in the Summary Compensation Table, and by all current directors and officers as a group. Except as otherwise noted, the following shareholders have sole voting and investment power with respect to the shares indicated except to the extent that authority is shared by spouses under applicable law.

                                           Amount and Nature
                                             of Beneficial    Percent
Name                                        Ownership(1)(2)   of Class
----                                        ---------------   --------
Waldo H. Hunt/The Hunt Trust (3)  . . . .   2,956,916           49.2
  2716 Ocean Park Blvd. #2020
  Santa Monica, CA  90405
Dan P. Reavis . . . . . . . . . . . . . .     140,000            2.3
Nathan N. Sheinman. . . . . . . . . . . .     300,000            4.8
Steven D. Ades. . . . . . . . . . . . . .     614,940           10.4
Steven Selsky . . . . . . . . . . . . . .     121,349            2.0
Gordon Hearne . . . . . . . . . . . . . .      32,999              *
Leonard W. Jaffe. . . . . . . . . . . . .      27,000              *
John J. McNaughton. . . . . . . . . . . .      56,499            1.0
All directors and executive officers
  as a group (6 persons). . . . . . . . .   4,282,787           65.0

---------------
*    Less than 1%

(1) Information relating to beneficial ownership of shares of Company common stock is based upon the rules set forth under the Securities Exchange Act of 1934. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Includes the following number of shares of common stock that may be purchased upon the exercise of options granted by the Company which are exercisable on February 29, 2000 or within 60 days thereafter: Mr. Hunt, 99,999; Mr. Reavis, 135,000; Mr. Sheinman, 300,000; Mr. Selsky, 27,500; Mr. Hearne, 32,499; Mr. Jaffe, 20,000; Mr. McNaughton, 52,499; and all directors and executive officers as a group, 700,581.

(3) All such shares are owned of record either by Mr. Hunt or by Waldo H. Hunt and Patricia E. Hunt, Trustees of The Hunt Trust, UTA May 30, 1980, of which both Trustees have shared voting and investment power.


Item  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In May 1999, the Company acquired Fast Forward Marketing. (See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    The following documents are filed as part of this Report.

                1. Financial Statements. A list of financial statements is contained in "Index to Financial Statements" on page 22 hereof.

                2. Financial Statement Schedule. The following financial statement schedule of Intervisual Books, Inc., for the years ended December 31, 1999, 1998, and 1997 is filed as a part of this Report and should be read in conjunction with the Financial Statements of Intervisual Books, Inc.


      Schedule                                                      Page
      --------                                                      ----
        II            Valuation and Qualifying Accounts............. 46

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is indicated in the Financial Statements or Notes thereto.

               3.     Exhibits.


EXHIBIT
  NO.                   DESCRIPTION
  ---                   -----------


3.1 Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999.)

3.2     Amended and Restated Bylaws as adopted January 21, 2000

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

10.5* Employment Agreement between the Company and Rodger Smith (Incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.6*   Non-employee Directors Stock Option Plan (Incorporated by reference to
        Exhibit 10.28 to

        Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)

10.7* Consulting Agreement between the Company and Charles E. Gates (Incorporated by reference to Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.8* Nonstatutory Stock Option Agreement to purchase 200,000 shares of common stock between the Company Nathan N. Sheinman (Incorporated by reference to Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.9* Nonstatutory Stock Option Agreement to purchase 100,000 shares of common stock between the Company and Nathan N. Sheinman (Incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.10 Office Lease between Watt Headquarters Limited Partnership and the Company dated August 8, 1996 (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.11 Second Lease Addendum between Watt Headquarters Limited Partnership and the Company dated December 3, 1996 (Incorporated by reference to Exhibit
        10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.12 Amendment to Lease Agreement between Watt Headquarters Limited Partnership and the Company dated January 27, 1997 (Incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

10.13* Form of Indemnification Agreement provided to Company's executive officers and directors (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.14* Employment Agreement between the Company and Waldo H. Hunt (Incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.15* Nonstatutory Stock Option Agreement between the Company and Waldo H. Hunt (Incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.16* Employment Agreement between the Company and Dan P. Reavis (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.17* Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis (Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.18 Indemnification Agreement between the Company and Waldo Hunt and The Hunt Family Trust (Incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

10.19* Nonstatutory Stock Option Agreement between the Company and Leonard William Jaffe (Incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

10.20 Agreement and Plan of Merger dated March 29, 1999 among Intervisual Books, Inc., FFM Acquisition Corp., Fast Forward Marketing, Inc., Steven
        D. Ades and Laurie Levit as Trustees of the Levit Revocable Family Trust. (Incorporated by reference to Exhibit 2.1 of Form 8-K filed May 27, 1999.)

10.21 Amendment No. 1 to Agreement and Plan of Merger dated April 29, 1999 among Intervisual Books, Inc., FFM Acquisition Corp., Fast Forward Marketing, Inc., Steven D. Ades and Steven D. Ades and Laurie Levit as Trustees of the Levit Revocable Family Trust. (Incorporated by reference to Exhibit 2.2 of Form 8-K filed May 27, 1999.)

10.22 Amended and Restated Voting Agreement dated May 19, 1999 among Steven D. Ades, Steven Ades and Laurie Levit, Trustees of the Levit Revocable Family Trust and Waldo H. Hunt, Trustee of The Hunt Family Trust. (Incorporated by reference to Exhibit 2.3 of Form 8-K filed May 27, 1999.)

10.23 Restricted Stock Agreement dated May 13, 1999 among Intervisual Books, Inc., Steven Ades and Laurie Levit, Trustees of the Levit Revocable Family Trust, Rhonda Saperstein, Barbara Abella, Steven Selsky and Steven Wallace. (Incorporated by reference to Exhibit 2.4 of Form 8-K filed May 27, 1999.)

10.24 Loan and Security Agreement dated May 13, 1999 among Zindart Limited, Intervisual books, Inc. and FFM Acquisition Corp. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 1999.)

10.25 Intellectual Property Security Agreement dated May 13, 1999 between Intervisual Books, Inc. and Zindart Limited. (Incorporated by reference to Exhibit 10.2 of Form 8-K filed May 27, 1999.)

10.26 Intellectual Property Security Agreement dated May 13, 1999 between Fast Forward Marketing and Zindart Limited. (Incorporated by reference to
        Exhibit 10.3 of Form 8-K filed May 27, 1999.

10.27 Subordination Agreement dated as of May 12, 1999 among Santa Monica Bank, Zindart Limited, Intervisual Books, Inc. and FFM Acquisition Corp. (Incorporated by reference to Exhibit 10.4 of Form 8-K filed May 27, 1999.)

10.28 Loan and Security Agreement dated May 13, 1999 among Intervisual Books, Inc., FFM Acquisition Corp. and Santa Monica Bank. (Incorporated by reference to Exhibit 10.5 of Form 8-K filed May 27, 1999.)

10.29 Secured Promissory Note dated as of May 12, 1999. (Incorporated by reference to Exhibit 10.6 of Form 8-K filed May 27, 1999.)

10.30 Amendment Agreement Number One to Loan and Security Agreement between the Company and Santa Monica Bank dated September 30, 1999. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended September 30, 1999.)

10.31* Employment Agreement between the Company and Steven D. Ades dated May 11, 1999

10.32* Nonstatutory Stock Option Agreement between the Company and Steven D. Ades dated May 11, 1999

10.33* Employment Agreement between the Company and Steven Selsky dated May 13, 1999

10.34* Nonstatutory Stock Option Agreement between the Company and Steven Selsky dated May 13, 1999

10.35* Employment Agreement between the Company and Steven Wallace dated May 12, 1999

10.36* Nonstatutory Stock Option Agreement between the Company and Steven Wallace dated May 12, 1999

10.37 Amendment Agreement Number Two to Loan and Security Agreement between the Company and Santa Monica Bank dated November 17, 1999

10.38 Amended and Restated Secured Promissory Note between the Company and Santa Monica Bank dated November 17, 1999

10.39 Amendment to Lease Agreement between Watt Headquarters Limited Partnership and the Company dated June 21, 1999

10.40*  1999 Stock Option Plan

10.41* Amendment of Nonstatutory Stock Option Agreement between the Company and Waldo H. Hunt

10.42* Amendment of Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis

10.43*  Employment Agreement between the Company and Nathan N. Sheinman

10.44* Amendment of Nonstatutory Stock Option Agreement between the Company and Nathan N. Sheinman

10.45 Extension Notice between the Company and Zindart Limited dated March 23, 2000

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

                                            INTERVISUAL BOOKS, INC.


Date:  March 30, 2000                       By:  /s/ NATHAN N. SHEINMAN
                                               ---------------------------------
                                            Nathan N. Sheinman, President,
                                            Chief Operating Officer, Director


Date:  March 30, 2000 By:                   By:  /s/ DAN P. REAVIS
                                            ------------------------------------
                                            Dan P. Reavis, Executive Vice
                                            President, Chief Financial Officer,
                                            Director

Date:  March 30, 2000 By:                   By:  /s/ GAIL A. THORNHILL
                                            ------------------------------------
                                            Gail A. Thornhill, Controller
                                            Chief Accounting Officer

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

SIGNATURE                          TITLE                             DATE
---------                          -----                             ----
/s/ WALDO H. HUNT            Chairman, Chief Executive          March 30, 2000
-------------------          Officer, Director
WALDO H. HUNT


/s/ Nathan N. Sheinman       President, Chief             March 30, 2000
----------------------       Operating Officer,
NATHAN N. SHEINMAN           Director


/s/ DAN P. REAVIS            Executive Vice               March 30, 2000
-----------------            President, Chief
DAN P. REAVIS                Financial Officer,
                             Director


/s/ STEVEN D. ADES           President, Video             March 30, 2000
------------------           and New Media Division,
STEVEN D. ADES               Director


/s/ NEIL G. BERKMAN          Director                     March 30, 2000
----------------------
NEIL G. BERKMAN


/s/ LEONARD W. JAFFE         Director                     March 30, 2000
--------------------
LEONARD WILLIAM JAFFE


/s/ GORDON HEARNE            Director                     March 30, 2000
----------------------
GORDON HEARNE


/s/ JOHN J. MCNAUGHTON       Director                     March 30, 2000
----------------------
JOHN J. MCNAUGHTON

                             INTERVISUAL BOOKS, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999
                       INDEX OF EXHIBITS FILED WITH REPORT


Exhibit
-------

3.2     Amended and Restated Bylaws as adopted January 21, 2000

10.31* Employment Agreement between the Company and Steven D. Ades dated May 11, 1999

10.32* Nonstatutory Stock Option Agreement between the Company and Steven D. Ades dated May 11, 1999

10.33* Employment Agreement between the Company and Steven Selsky dated May 13, 1999

10.34* Nonstatutory Stock Option Agreement between the Company and Steven Selsky dated May 13, 1999

10.35* Employment Agreement between the Company and Steven Wallace dated May 12, 1999

10.36* Nonstatutory Stock Option Agreement between the Company and Steven Wallace dated May 12, 1999

10.37 Amendment Agreement Number Two to Loan and Security Agreement between the Company and Santa Monica Bank dated November 17, 1999

10.38 Amended and Restated Secured Promissory Note between the Company and Santa Monica Bank dated November 17, 1999

10.39 Amendment to Office Lease Agreement between Watt Headquarters Limited Partnership and the Company dated June 21, 1999

10.40*  1999 Stock Option Plan

10.41* Amendment of Nonstatutory Stock Option Agreement between the Company and Waldo H. Hunt

10.42* Amendment of Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis

10.43*  Employment Agreement between the Company and Nathan N. Sheinman

10.44* Amendment of Nonstatutory Stock Option Agreement between the Company and Nathan N. Sheinman

10.45 Extension Notice between the Company and Zindart Limited dated March 23, 2000

23.     Consent of Independent Certified Public Accountants

24.     Power of Attorney (contained on signature page)

27.     Financial Data Schedule