Form 10-Q
period 2000-03-31
INTERVISUAL BOOKS INC /CA
filed 2000-05-15
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period               to
                                   -------------    -------------
                         Commission File Number: 1-10916

                             INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

            California                                          95-2929217
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California                                                90405
------------------------------------------------                        -----
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

                                 Yes [ ] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of March 31, 2000, there were 5,937,283 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                        Page
                                                                                      ----
         Item 1.  Consolidated Financial Statements

                  Balance Sheets - March 31,2000, and December 31, 1999                 1

                  Statements of Operations - Three months ended
                  March 31, 2000 and 1999                                               2

                  Statements of Cash Flows - Three months ended March 31,
                  2000 and 1999                                                         3

                  Notes to Financial  Statements - March 31, 2000                       4

         Item 2.  Management's Discussion and Analysis of Financial Condition           6
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            9

PART II - OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                     10

SIGNATURES                                                                             10

                             INTERVISUAL BOOKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                      (unaudited)
  ASSETS                                                3/31/00           12/31/99
  ---------------------------------------------      ------------       ------------
  Current Assets:
     Cash and cash equivalents                       $        227       $        644
     Accounts receivable, less allowances
        of $155 and $174                                    4,244              6,094
     Inventories                                            1,799              1,779
     Prepaid expenses                                         420                354
     Commission & royalty advances                            429                447
     Other current assets                                     220                209
                                                     ------------       ------------
        Total current assets                                7,339              9,527

  Production costs, net of accumulated
      amortization of $17,317 and $17,153                   3,597              3,417
  Goodwill                                                  1,521              1,541
  Acquisition costs                                           292                312
  Property and equipment, net of accumulated
     depreciation of $1,698 and $1,668                        251                265
  Deferred income taxes                                       442                442
                                                     ------------       ------------
                                                     $     13,442       $     15,504
                                                     ============       ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------
  Current Liabilities:
     Accounts payable                                $      4,618       $      6,242
     Line of credit with bank                               1,475              1,475
     Accrued royalties                                        423                581
     Accrued expenses                                         230                208
     Customer deposits                                         52                 63
                                                     ------------       ------------
       Total current liabilities                            6,798              8,569

  Long term debt                                            2,300              2,200
  Other liabilities-long term                                 102                114
                                                     ------------       ------------
       TOTAL LIABILITIES                                    9,200             10,883
                                                     ------------       ------------

  Stockholders' Equity:
     Preferred stock, shares authorized
        3,000,000, none issued                                 --                 --
     Common stock, no par value; shares
       authorized 12,000,000, shares issued and
       outstanding 5,937,283 at March 31,2000
       and 5,915,617 at December 31, 1999                   5,364              5,332
     Additional paid in capital                               380                373
     Retained deficit                                      (1,502)            (1,084)
                                                     ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                           4,242              4,621
                                                     ------------       ------------
                                                     $     13,442       $     15,504
                                                     ============       ============



See notes to consolidated financial statements.

                            INTERVISUAL BOOKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)



                                                 Three Months Ended March 31,
                                                    2000               1999
                                                ------------       ------------
  Net sales                                     $      3,730       $      1,519
  Rights income                                           19                  2
                                                ------------       ------------
  Total revenues                                       3,749              1,521

  Cost of sales                                        2,811              1,069
                                                ------------       ------------

     Gross profit                                        938                452

  Selling, general and
     administrative expenses                           1,258                866
                                                ------------       ------------

  Loss from operations                                  (320)              (414)

  Interest expense                                       (98)               (39)
                                                ------------       ------------

  Loss before income taxes                              (418)              (453)

  Income tax benefit                                      --                (70)
                                                ------------       ------------

  Net loss                                      $       (418)      $       (383)
                                                ============       ============


  Loss per common share:
     Basic and diluted                          $      (0.07)      $      (0.07)
                                                ============       ============

  Weighted average number of common shares
     and equivalents outstanding:
     Basic and diluted                                 5,919              5,191
                                                ============       ============


See notes to consolidated financial statements.

                             INTERVISUAL BOOKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                   (Unaudited)


                                                              Three Months Ended March 31,
                                                                 2000             1999
                                                              ----------       ----------
  Cash flows from operating activities:
     Net loss                                                 $     (418)      $     (383)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                               234              150
         Provision for losses on accounts receivable                 (19)               3
         Provision for abandoned titles                                4                5
         Deferred income taxes                                        --              (69)
         Stock-based compensation expense                              7               --
         Increase (decrease) from changes in:
             Accounts receivable                                   1,869            1,119
             Inventories                                             (20)            (298)
             Prepaid expenses                                        (66)              11
             Royalty advances                                         18                4
             Other current assets                                    (11)              31
             Accounts payable                                     (1,624)          (1,168)
             Accrued royalties                                      (158)            (184)
             Accrued expenses                                         22              (22)
             Customer deposits                                       (11)               3
             Other liabilities                                       (12)             (13)
                                                              ----------       ----------
               Net cash used in operating activities                (185)            (811)
                                                              ----------       ----------

  Cash flows from investing activities:
     Additions to property and equipment                             (16)              (2)
     Additions to production costs                                  (348)            (245)
                                                              ----------       ----------
               Net cash used in investing activities                (364)            (247)
                                                              ----------       ----------

  Cash flows from financing activities:
     Proceeds from exercise of options                                32               69
     Proceeds from bank line of credit                                --              200
     Proceeds from subordinated line of credit                       100               --
                                                              ----------       ----------
               Net cash provided by financing activities             132              269
                                                              ----------       ----------

  Net decrease in cash and cash equivalents                         (417)            (789)

  Cash and cash equivalents, beginning of period                     644            1,561
                                                              ----------       ----------

  Cash and cash equivalents, end of period                    $      227       $      772
                                                              ==========       ==========

  Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Income taxes                                            $       --       $       --
      Interest expense                                                98               39


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000, and the results of operations and cash flows for the three month period ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three months ended March 31, 2000 and 1999 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Fast Forward Marketing Acquisition

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment will not be paid as the terms of the original agreement were not met. This transaction has been accounted for as a purchase and resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.

Note 4 - Lines of Credit

The Company has a revolving line of credit facility with a bank that provides an asset based credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime plus 2.5% and are secured by the Company's assets. This facility was originally scheduled to expire on May 1, 2000. The Company has received a commitment letter from the bank to extend this line to May 1, 2001, subject to signing of formal documentation. At March 31, 2000, the Company had an outstanding indebtedness of $1,475,000 with the bank and was in compliance with all financial statement covenants.

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000, originally scheduled to expire May 13, 2000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. On March 23, 2000, the Company exercised its option to extend the line of credit for an additional 12 months to May 13, 2001 under the same terms and conditions. To extend this line of credit, the agreement requires that warrants for 150,000 shares of the Company's common stock be issued. The Company valued the warrants and will recognize the expense over the remaining term of the subordinated revolving line of credit. The warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to May 13, 2000 (the extension date). At March 31, 2000, the Company had an outstanding indebtedness of $2,300,000 under this line of credit and was in compliance with all covenants.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At March 31, 2000, Fast Forward recorded a reserve for returns against accounts receivable of $151,000 and a reserve for returns against accounts payable for $107,000.

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

The Company also self-publishes titles and offers the books directly to retailers. The recent acquisition of Fast Forward Marketing, Inc. (see Note 3) brings to the Company a trained sales force which will enhance the Company's ability to sell and service retailers. As a result of the Fast Forward acquisition, the Company also distributes video and audio products for major motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount, 20th Century Fox, and many independent producers. Since its founding in 1987, Fast Forward has built an account base of more than 4,000 retailers, including national chains such as Toys R Us, Blockbuster, Target, Borders, Musicland and Best Buy, as well as specialty retailers such as Zany Brainy, Store of Knowledge, Noodle Kidoodle, Books A Million and other children's bookstores, gift shops, museums, zoos and Internet retailers such as E-Toys. The Fast Forward Marketing sales force started selling the Company's self-published titles effective June 1, 1999. Prior to this, the Company marketed its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handled sales, collection, billing, warehousing and order fulfillment functions. Effective January 1, 2000, this arrangement ended and all sales, collections, and billing was brought in house, while warehousing and order fulfillment is being handled by an independent company located in University Park, Illinois.

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company's customers. Many of the surviving children's imprints are still consolidating, which is continuing to have a negative impact on the size and frequency of their orders. The need to offset this decline is the main reason behind the Company's decision to self-publish certain of its titles. The Company's self-publishing program is in its third year and the results continue to improve.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and

Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment will not be paid as the terms of the original agreement were not met. This transaction was accounted for as a purchase and resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 2000 were $3,730,000 as compared to $1,519,000 for the prior year. The sales increase of $2,211,000 was primarily attributable to the inclusion of $2,147,000 in video sales which were not in last year, while domestic sales of book products were up $491,000 and foreign sales were down $427,000 for the quarter. The decrease in foreign sales is due mainly to the inclusion of certain large orders on new product in the first quarter of 1999 which were not duplicated in the first quarter of this year.

Gross profit margin for the three month period ended March 31, 2000 was 25% as compared to 29.7% for the same period of the prior year. This overall decline was due mainly to including video sales in the first quarter of this year which have a lower gross profit margin that were not in last year for the same period. The Company is a distributor of video products that for the most part are the properties of its suppliers. As a distributor, the Company's risk for unsold inventory is limited and sales are made at lower margins than on its book products. The gross margin on sales of video products for the first quarter of 2000 was 20.9%. This compares with Fast Forward Marketing's traditional margins on video sales that ranged between 16% to 19%. The decline in the overall gross margin caused by including video sales was offset by higher margins on the sale of book titles which increased from 40.8% last to 43.7% this year. Cost of sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three month period ended March 31, 2000 were $1,258,000 as compared to $866,000 for the comparable period of the prior year, an increase of $392,000. Included in the 2000 figures were $472,000 of overhead expenses from Fast Forward Marketing. Excluding the Fast Forward Marketing expenses, selling, general and administrative expenses, which include personnel costs, decreased $80,000 from the prior year. Personnel expenses, excluding Fast Forward, were $284,000 for the three months ended March 31, 2000 as compared to $437,000 for the comparable period of 1999. This decrease of $153,000 can be attributed primarily to salary and staff reductions and the expiration of a consulting agreement. Personnel expenses, including Fast Forward, were $640,000 for the first quarter of 2000. Selling expenses, excluding Fast Forward, were $238,000 for the three month period ended March 31, 2000 versus $170,000 in 1999 for an increase of $68,000. This increase was primarily related to increases in distribution related costs due to higher sales offset by decreases in delivery and travel and entertainment. Selling expenses, including Fast Forward, were $322,000 for the first quarter of 2000. Administrative expenses, excluding Fast Forward, were $264,000 for the three months ended March 31, 2000 as compared to $259,000 for the same period of 1999 for an increase of $5,000. Administrative expenses, including Fast Forward, were $296,000 for the first quarter of 2000.

Interest expense for the three month period ended March 31, 2000 was $98,000 as compared to $39,000 for the comparable period of 1999. The increase of $59,000 was a result of higher average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $417,000 to $227,000 at March 31, 2000 from $644,000 at December 31, 1999. At March 31, 2000, working capital was $541,000 compared to $958,000 at December 31, 1999. The primary use of cash during the three months ended March 31, 2000 was from investing activities.

Net cash used in operations was $185,000 for the first quarter of 2000 as compared to $811,000 for the corresponding period of the previous year. The $626,000 change in cash from operations compared to the corresponding period was primarily attributable to increases in net operating loss and accounts receivable offset by a decrease in accounts payable. Net cash used in investing activities amounted to $364,000 as compared $247,000 during the same period in 1999. This increase in cash used is primarily from an increase in production costs in the first quarter of 2000 versus the same period of 1999. Net cash provided by financing activities was $132,000 in 2000 as compared to $269,000 for the same period in 1999. This decrease in cash provided is primarily from lower borrowings on the Company's lines of credit.

The Company has a revolving line of credit facility with a bank that provides an asset based credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime plus 2.5% and are secured by the Company's assets. This facility was originally scheduled to expire on May 1, 2000. The Company has received a commitment letter from the bank to extend this line to May 1, 2001, subject to signing of formal documentation. At March 31, 2000, the Company had an outstanding indebtedness with the bank of $1,475,000 and was in compliance of all financial statement covenants.

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000, originally scheduled to expire May 13, 2000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. On March 23, 2000, the Company exercised its option to extend the line of credit for an additional 12 months to May 13, 2001 under the same terms and conditions. To extend this line of credit, the agreement requires that warrants for 150,000 shares of the Company's common stock be issued. The Company valued the warrants and will recognize the expense over the remaining term of the subordinated revolving line of credit. The warrants are exercisable for up to two years after the issue date at a price equal to the average trading price of the Company's stock for the 20 day period prior to May 13, 2000 (the extension date). At March 31, 2000, the Company had an outstanding indebtedness of $2,300,000 under this line of credit and was in compliance with all covenants.

As of May 1, 2000, the Company did not have any commitments for any material capital expenditures for the remainder of 2000 or beyond. The Company's business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales occurring in the last six months of the year. As a result, the Company's cash position is at its lowest during the months of May through October. In response, the Company has commenced cash and inventory management strategies and is investigating the possibility of seeking additional equity or debt financing. Management of the Company believes that the existing levels of funds and its ability to receive additional funding and borrow on its lines of credit, combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months.

YEAR 2000 MODIFICATIONS

The Company has reviewed its computer systems to evaluate the extent to which modifications are necessary to insure year 2000 compliance. The Company has upgraded its accounting software for year 2000 compliance, as well as other software programs. All other computer upgrades and modifications needed for year 2000 compliance have been completed. The total expenditures to date have been minimal and are not estimated to have exceeded $20,000. Given the nature of the Company's products, the Company believes that its products do not pose year 2000 compliance issues. As with virtually all companies, the Company relies to some degree, directly and indirectly, on external computer systems utilized by the Company's suppliers, and the Company does not anticipate any significant impact by these third parties on the business of the Company.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K

         10.1     Commitment Letter to Extend Bank Line of Credit
         27.      Financial Data Schedule

(b)      Reports on Form 8-K
         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERVISUAL BOOKS, INC.



                                   BY:        /s/ Nathan N. Sheinman
                                      --------------------------------------
                                          Nathan N. Sheinman, President
                                          Chief Operating Officer



                                   BY:        /s/ Dan P. Reavis
                                      --------------------------------------
                                           Dan P. Reavis
                                           Executive Vice President
                                           Chief Financial Officer







Date:  May 15, 2000