Form 10-Q
period 2000-06-30
INTERVISUAL BOOKS INC /CA
filed 2000-08-14
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _____________ to _____________


                         Commission File Number: 1-10916


                             INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

            California                                    95-2929217
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California                                     90405
------------------------------------------------          ----------
Address of principal executive offices                     Zip Code


Registrant's telephone number, including area code:   (310)  396-8708

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ----    ----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of June 30, 2000, there were 5,937,883 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                      Page
                                                                                                    ----
         Item 1. Consolidated Financial Statements

                  Balance Sheets - June 30, 2000, and December 31, 1999                               1

                  Statements of Operations - Three and six months ended
                  June 30, 2000 and 1999                                                              2

                  Statements of Cash Flows - Six months ended
                  June 30, 2000 and 1999                                                              3

                  Notes to Consolidated Financial Statements - June 30, 2000                          4

         Item 2.  Management's Discussion and Analysis of Financial Condition                         6
                  and Results of Operations

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                          9

PART II - OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                          10

         Item 6.  Exhibits and Reports on Form 8-K                                                   10

SIGNATURES                                                                                           10


                             INTERVISUAL BOOKS, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  (unaudited)
ASSETS                                              6/30/00       12/31/99
--------------                                     ---------      ---------

Current Assets:
   Cash and cash equivalents                       $    637       $    644
   Accounts receivable, less allowances
      of $134 and $174                                4,314          6,094
   Inventories                                        1,943          1,779
   Prepaid expenses                                     430            354
   Commission & royalty advances                        391            447
   Other current assets                                 230            209
                                                   --------       --------
      Total current assets                            7,945          9,527

Production costs, net of accumulated
    amortization of $17,531 and $17,153               3,714          3,417
Goodwill                                              1,501          1,541
Acquisition costs                                       272            312
Property and equipment, net of accumulated
   depreciation of $1,734 and $1,668                    245            265
Deferred income taxes                                   442            442
                                                   --------       --------
                                                   $ 14,119       $ 15,504
                                                   ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                $  5,054       $  6,242
   Line of credit with bank                           2,475          1,475
   Accrued royalties                                    308            581
   Accrued expenses                                     280            208
   Customer deposits                                    (50)            63
                                                   --------       --------
     Total current liabilities                        8,067          8,569

Long term debt                                        2,300          2,200
Other liabilities-long term                              89            114
                                                   --------       --------
     TOTAL LIABILITIES                               10,456         10,883
                                                   --------       --------

Stockholders' Equity:
   Preferred stock, shares authorized
      3,000,000, none issued                           --             --
   Common stock, no par value; shares
     authorized 12,000,000, shares issued and
     outstanding 5,937,883 at June 30, 2000
     and 5,915,617 at December 31, 1999               5,365          5,332
   Additional paid in capital                           402            373
   Retained deficit                                  (2,104)        (1,084)
                                                   --------       --------
     TOTAL STOCKHOLDERS' EQUITY                       3,663          4,621
                                                   --------       --------
                                                   $ 14,119       $ 15,504
                                                   ========       ========


See notes to consolidated financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)



                                Three Months ended June 30,     Six Months Ended June 30,
                                ---------------------------     -------------------------
                                   2000          1999              2000          1999
                                 -------       -------           -------       -------
Net sales                        $ 4,523       $ 3,758           $ 8,253       $ 5,277
Rights income                         48           190                68           193
                                 -------       -------           -------       -------
Total revenues                     4,571         3,948             8,321         5,470
Cost of sales                      3,728         3,112             6,539         4,182
                                 -------       -------           -------       -------
Gross profit                         843           836             1,782         1,288
Selling, general and
   administrative expense          1,306         1,213             2,565         2,079
                                 -------       -------           -------       -------
Loss from operations                (463)         (377)             (783)         (791)
Interest expense                    (139)          (62)             (237)         (101)
                                 -------       -------           -------       -------
Loss before income taxes            (602)         (439)           (1,020)         (892)
Income tax benefit                  --            --                --             (70)
                                 -------       -------           -------       -------
Net loss                         $  (602)      $  (439)          $(1,020)      $  (822)
                                 =======       =======           =======       =======
Loss per common share:
   Basic                         $ (0.10)      $ (0.08)          $ (0.17)      $ (0.15)
                                 =======       =======           =======       =======
   Diluted                       $ (0.10)      $ (0.08)          $ (0.17)      $ (0.15)
                                 =======       =======           =======       =======
Weighted average number
   of common shares and
   equivalents outstanding:
   Basic                           5,938         5,546             5,929         5,378
                                 =======       =======           =======       =======
   Diluted                         5,938         5,546             5,929         5,378
                                 =======       =======           =======       =======



See notes to consolidated financial statements.

                             INTERVISUAL BOOKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                          (In Thousands and Unaudited)


                                                          Six Months Ended June 30,
Cash flows from operating activities:                         2000          1999
                                                           ----------     --------
   Net loss                                                 $(1,020)      $  (822)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                            541           588
       Provision for losses on accounts receivable              (40)         --
       Provision for abandoned titles                            10            15
       Deferred income taxes                                   --             (70)
       Stock-based compensation expense                          11            25
       Increase (decrease) from changes in:
           Accounts receivable                                1,820          (496)
           Inventories                                         (164)         (415)
           Prepaid expenses                                     (76)           95
           Royalty advances                                      56            60
           Other current assets                                 (21)           20
           Accounts payable                                  (1,188)         (513)
           Accrued royalties                                   (273)         (155)
           Accrued expenses                                      72           (74)
           Customer deposits                                   (113)          143
           Other liabilities                                    (25)          (25)
                                                            -------       -------
             Net cash used in operating activities             (410)       (1,624)
                                                            -------       -------

Cash flows from investing activities:
   Additions to property and equipment                          (45)           (2)
   Additions to production costs                               (685)         (594)
   Additions to acquisition costs                                 .          (260)
                                                            -------       -------
             Net cash used in investing activities             (730)         (856)
                                                            -------       -------

Cash flows from financing activities:
   Cash acquired in acquisition                                --             305
   Proceeds from exercise of options                             33            70
   Proceeds from bank line of credit                          1,000          --
   Proceeds from subordinated line of credit                    100         2,000
   Repayment on bank line of credit                            --          (1,300)
                                                            -------       -------
             Net cash provided by financing activities        1,133         1,075
                                                            -------       -------

Net decrease in cash and cash equivalents                        (7)       (1,405)
Cash and cash equivalents, beginning of period                  644         1,561
                                                            -------       -------
Cash and cash equivalents, end of period                    $   637       $   156
                                                            =======       =======

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense            $   237       $   101



See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three and six month periods ended June 30, 2000, and cash flows for the six month period ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options and warrants for the three and six months ended June 30, 2000 and 1999 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Fast Forward Marketing Acquisition

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment was not paid as the terms of the original agreement were not met. This transaction has been accounted for as a purchase and resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.

Note 4 - Lines of Credit

The Company has a revolving line of credit facility with a bank that provides an asset based credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime plus 2.5% and are secured by the Company's assets. This facility has been extended to May 1, 2001. At June 30, 2000, the Company had an outstanding indebtedness of $2,475,000 with the bank and was in compliance with all financial statement covenants.

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000, originally scheduled to expire May 13, 2000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. On March 23, 2000, the Company exercised its option to extend the line of credit for an additional 12 months to May 13, 2001, under the same terms and conditions. To extend this line of credit, the agreement requires that warrants for 150,000 shares of the Company's common stock be issued. The Company valued the warrants and will recognize the expense over the remaining term of the subordinated revolving line of credit. The warrants were issued on May 13, 2000 and are exercisable for up to two years after the issue date at a price of $1.7325. At June 30, 2000, the Company had an outstanding indebtedness of $2,300,000 under this line of credit and was in compliance with all covenants.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At June 30, 2000, Fast Forward recorded a reserve for returns against accounts receivable of $111,000 and a reserve for returns against accounts payable for $94,000.

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

The Company also self-publishes titles and offers the books directly to retailers. The recent acquisition of Fast Forward Marketing, Inc. (see Note 3) brings to the Company a trained sales force which enhances the Company's ability to sell and service retailers. As a result of the Fast Forward acquisition, the Company also distributes video and audio products for major motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount, 20th Century Fox, and many independent producers. Since its founding in 1987, Fast Forward has built an account base of more than 4,000 retailers, including national chains such as Toys R Us, Blockbuster, Target, Borders, Musicland and Best Buy, as well as specialty retailers such as Zany Brainy, Store of Knowledge, Noodle Kidoodle, Books A Million and other children's bookstores, gift shops, museums, zoos and Internet retailers such as E-Toys. The Fast Forward Marketing sales force started selling the Company's self-published titles effective June 1, 1999. Prior to this, the Company marketed its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handled sales, collection, billing, warehousing and order fulfillment functions. Effective January 1, 2000, this arrangement ended and all sales, collections, and billing was brought in house, while warehousing and order fulfillment is being handled by an independent company located in University Park, Illinois.

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

On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001, subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment was not paid as the terms of the original agreement were not met. This transaction was accounted for as a purchase and resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 2000 were $4,523,000 and $8,253,000 as compared to $3,758,000 and $5,277,000 last year.
This was an increase of $765,000 and $2,976,000 over the prior year. The increase for the first six months of this year resulted from $3,518,000 in video sales and higher self-publishing sales of $718,000 offset by a $1,260,000 decrease in packaging sales. The increase in video sales primarily relates to the acquisition of Fast Forward being finalized mid-May 1999. The decline in packaging sales is due partially to the inclusion of orders on new product shipping in the first half of 1999 not duplicated this year. Also contributing to this decrease was the timing of orders from one of the Company's largest customers which were included in the first half of 1999 that are expected later this year.

Rights income for the three and six month periods ended June 30, 2000 were $48,000 and $68,000, respectively, as compared to $190,000 and $193,000 for the prior year. This income is primarily derived from the Company's sale of worldwide direct marketing rights on some of its products. These sales do not require that the Company manufacture, and therefore, have no related cost.

Gross profit margin for the three and six month periods ended June 30, 2000 was 18.4% and 21.4%, respectively, as compared to 21.2% and 23.5% for the prior year. The main reason for an overall drop in margins was a change in the mix of products sold. A much larger portion of this year's sales were from the distribution of video titles which have a lower margin than do the Company's other products. The gross margin on sales of video products for the first six months of 2000 was 19.6% as compared to 23.2% in the prior year. Historically margins on the video products range between 17% and 19%. The combined gross margin on its packaged and published book products came in at 23.6% for the first six months of both 2000 and 1999. Cost of sales for book product consists primarily of manufacturing costs, book development amortization and royalties.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 were $1,306,000 and $2,565,000 as compared to $1,213,000 and
$2,079,000 for the comparable periods of the prior year and represented increases of $93,000 and $486,000 for the quarter and six months. Included in the 2000 figures were $514,000 and $987,000 of overhead expenses from Fast Forward for the quarter and six months. Excluding the Fast Forward expenses, selling, general and administrative expenses, which include personnel costs, decreased $86,000 for the quarter and $166,000 for the six months as compared to the prior year. Personnel expenses, excluding Fast Forward, were $332,000 and $616,000 for the three month and six months ended June 30, 2000 as compared to $372,000 and $809,000 for the comparable periods of 1999. These decreases of $40,000 for the quarter and $193,000 for the six months can be attributed primarily to salary and staff reductions and the expiration of a consulting agreement. Personnel expenses, including Fast Forward, were $682,000 and $1,322,000 for the three and six months of 2000 versus $671,000 and $1,109,000 for the comparable periods of 1999. Selling expenses, excluding Fast Forward, were $206,000 and $445,000 for the three and six month periods ended June 30, 2000 versus $261,000 and $431,000 in 1999 resulting in a decrease for the quarter of $55,000 and a $14,000 increase for the six months. Selling expenses, including Fast Forward, were $298,000 and $621,000 for the three and six months of 2000 as compared to $338,000 and $501,000 for the same periods of 1999. Administrative expenses, excluding Fast Forward, were $254,000 and $517,000 for the three and six months ended June 30, 2000 as compared to $245,000 and $503,000 for the same periods of 1999. Administrative expenses, including Fast Forward, were $326,000 and $622,000 for the three and six months of 2000 as compared to $204,000 and $469,000 for the same periods of 1999. All comparisons must take into account the acquisition of Fast Forward in mid-May 1999.

Interest expense for the three and six month periods ended June 30, 2000 was $139,000 and $237,000, respectively, as compared to $62,000 and $101,000 for the comparable periods of 1999. The increases of $77,000 and $136,000 for the quarter and six months were a result of higher average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $7,000 to $637,000 at June 30, 2000 from $644,000 at December 31, 1999. At June 30, 2000, working capital was ($122,000) compared to $958,000 at December 31, 1999. The primary use of cash during the six months ended June 30, 2000 was from investing activities.

Net cash used in operations was $410,000 for the six months ended June 30, 2000 as compared to $1,624,000 for the corresponding period of the previous year. The $1,214,000 change in cash from operations compared to the corresponding period was primarily attributable to increases in net operating loss and accounts receivable offset by a decrease in accounts payable. Net cash used in investing activities amounted to $730,000 as compared $856,000 during the same period in 1999. This decrease in cash used is primarily from a decrease in acquisition costs offset by an increase in production costs in the first six months of 2000 versus the same period of 1999. Net cash provided by financing activities was $1,133,000 in 2000 as compared to $1,075,000 for the same period in 1999. This increase in cash provided is primarily from higher borrowings on the Company's lines of credit.

The Company has a revolving line of credit facility with a bank that provides an asset based credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime plus 2.5% and are secured by the Company's assets. This facility has been extended to May 1, 2001. At June 30, 2000, the Company had an outstanding indebtedness with the bank of $2,475,000 and was in compliance of all financial statement covenants.

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000, originally scheduled to expire May 13, 2000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. On March 23, 2000, the Company exercised its option to extend the line of credit for an additional 12 months to May 13, 2001 under the same terms and conditions. To extend this line of credit, the agreement requires that warrants for 150,000 shares of the

Company's common stock be issued. The Company valued the warrants and will recognize the expense over the remaining term of the subordinated revolving line of credit. The warrants were issued on May 13, 2000 and are exercisable for up to two years after the issue date at a price of $1.7325. At June 30, 2000, the Company had an outstanding indebtedness of $2,300,000 under this line of credit and was in compliance with all covenants.

As of May 1, 2000, the Company did not have any commitments for any material capital expenditures for the remainder of 2000 or beyond. The Company's business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales occurring in the last six months of the year. As a result, the Company's cash position is at its lowest during the months of May through October. In response, the Company has commenced cash and inventory management strategies and is investigating the possibility of seeking additional equity or debt financing. Management of the Company believes that the existing levels of funds and its ability to receive additional funding combined with the Company's ability to generate cash, are adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months. No assurances can be given that such additional financing will be obtained.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

In connection with the extension of the Company's loan agreement with a private party, a warrant for up to 150,000 shares of the Company's stock was issued with an exercise price per share of $1.7325 on May 13, 2000. This warrant is exercisable at the option of the holder at any time from the date of the warrant until the expiration date on May 12, 2002. The warrant was issued pursuant to
Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required by Item 601 of Regulation S-K
         10.1   Amendment Agreement Number Three to Loan and Security Agreement
         10.2   Amended and Restated Secured Promissory Note
         27.    Financial Data Schedule

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



                               INTERVISUAL BOOKS, INC.


                               By:  /s/ Nathan N. Sheinman
                                    ---------------------------------------
                                    Nathan N. Sheinman, President
                                     Chief Operating Officer


                               By:  /s/ Dan P. Reavis
                                    ---------------------------------------
                                    Dan P. Reavis, Executive Vice President
                                    Chief Financial Officer




Date:  August 14, 2000