Form 10-Q
period 2000-09-30
INTERVISUAL BOOKS INC /CA
filed 2000-11-14
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period _____________ to _____________

                         Commission File Number: 1-10916

                             INTERVISUAL BOOKS, INC.
             (Exact name of registrant as specified in its charter)

           California                                         95-2929217
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California                                      90405
------------------------                                      -----
Address of principal executive offices                      Zip Code

Registrant's telephone number, including area code: (310) 396-8708

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No[ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of September 30, 2000, there were 5,950,383 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                          Page
                                                                                        ----
        Item 1.  Consolidated Financial Statements

               Balance Sheets - September 30, 2000, and December 31, 1999                1

               Statements of Operations - Three and nine months ended
               September 30, 2000 and 1999                                               2

               Statements of Cash Flows - Nine months ended
               September 30, 2000 and 1999                                               3

               Notes to Consolidated Financial Statements - September 30, 2000           4

        Item 2.  Management's Discussion and Analysis of Financial Condition             6
                 and Results of Operations

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk             10

PART II - OTHER INFORMATION

        Item 4.  Submission of Matters to a Vote of Security Holders                    11

        Item 5.  Other Events                                                           11

        Item 6.  Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                              12

                             INTERVISUAL BOOKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      (unaudited)
ASSETS                                                  9/30/00           12/31/99
------                                                 --------           --------
Current Assets:
   Cash and cash equivalents                           $    314           $    644
   Accounts receivable, less allowances
      of $124 and $174                                    6,479              6,094
   Inventories                                            2,170              1,779
   Prepaid expenses                                         120                354
   Commission & royalty advances                            381                447
   Other current assets                                     241                209
                                                       --------           --------
      Total current assets                                9,705              9,527

Production costs, net of accumulated
    amortization of $17,911 and $17,153                   4,072              3,417
Goodwill                                                  1,481              1,541
Acquisition costs                                           252                312
Property and equipment, net of accumulated
   depreciation of $1,767 and $1,668                        228                265
Deferred income taxes                                       442                442
                                                       --------           --------
                                                       $ 16,180           $ 15,504
                                                       ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                                    $  7,220           $  6,242
   Line of credit with bank                               2,475              1,475
   Current portion of long term debt                      2,300                 --
   Accrued royalties                                        266                581
   Accrued expenses                                         416                208
   Customer deposits                                         17                 63
                                                       --------           --------
     Total current liabilities                           12,694              8,569

Long term debt                                               --              2,200
Other liabilities-long term                                  86                114
                                                       --------           --------
     TOTAL LIABILITIES                                   12,780             10,883
                                                       --------           --------

Stockholders' Equity:
   Preferred stock, shares authorized
      3,000,000, none issued                                 --                 --
   Common stock, no par value; shares
     authorized 12,000,000, shares issued and
     outstanding 5,950,383 at Sept 30, 2000
     and 5,915,617 at December 31, 1999                   5,384              5,332
   Additional paid in capital                               440                373
   Accumulated deficit                                   (2,424)            (1,084)
                                                       --------           --------
     TOTAL STOCKHOLDERS' EQUITY                           3,400              4,621
                                                       --------           --------
                                                       $ 16,180           $ 15,504
                                                       ========           ========

See notes to consolidated financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                                          Quarter Ended Sept 30,              Nine Months Ended Sept 30,
                                         2000               1999               2000               1999
                                       --------           --------           --------           --------
Net sales                              $  6,119           $  6,598           $ 14,372           $ 11,875
Rights income                                15                 28                 83                221
                                       --------           --------           --------           --------
Total revenues                            6,134              6,626             14,455             12,096

Cost of sales                             4,927              5,064             11,466              9,246
                                       --------           --------           --------           --------

Gross profit                              1,207              1,562              2,989              2,850

Selling, general and
   administrative expenses                1,352              1,402              3,916              3,481
                                       --------           --------           --------           --------

Income (loss) from operations              (145)               160               (927)              (631)

Interest expense                           (175)               (84)              (413)              (185)
                                       --------           --------           --------           --------

Income (loss) before
   income taxes                            (320)                76             (1,340)              (816)

Income tax benefit                           --                 --                 --                (70)
                                       --------           --------           --------           --------

Net income (loss)                      $   (320)          $     76           $ (1,340)          $   (746)
                                       ========           ========           ========           ========

Loss per common share
   Basic                               $  (0.05)          $   0.01           $  (0.23)          $  (0.13)
                                       ========           ========           ========           ========
   Diluted                             $  (0.05)          $   0.01           $  (0.23)          $  (0.13)
                                       ========           ========           ========           ========

Weighted average number
  of common shares and
  equivalents outstanding:
   Basic                                  5,947              5,885              5,935              5,549
                                       ========           ========           ========           ========
   Diluted                                5,947              5,885              5,935              5,549
                                       ========           ========           ========           ========

See accompanying notes to financial statements.

                            INTERVISUAL BOOKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                          (In Thousands and Unaudited)

                                                                Nine Months Ended Sept. 30,
Cash flows from operating activities:                             2000              1999
                                                                -------           -------
   Net loss                                                     $(1,340)          $  (746)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                              1,026             1,038
       Provision for losses on accounts receivable                  (20)               --
       Provision for abandoned titles                                21                28
       Deferred income taxes                                         --               (70)
       Stock-based compensation expense                              18                37
       Increase (decrease) from changes in:
           Accounts receivable                                     (365)           (3,346)
           Inventories                                             (391)             (495)
           Prepaid expenses                                        (123)               62
           Royalty advances                                          66                31
           Other current assets                                     (32)              127
           Accounts payable                                         978             1,261
           Accrued royalties                                       (315)             (111)
           Accrued expenses                                         208              (155)
           Customer deposits                                        (46)              372
           Other liabilities                                        (28)              (38)
                                                                -------           -------
             Net cash used in operating activities                 (343)           (2,005)
                                                                -------           -------

Cash flows from investing activities:
   Additions to property and equipment                              (62)              (29)
   Additions to production costs                                 (1,077)             (897)
   Additions to acquisition costs                                    --              (283)
                                                                -------           -------
             Net cash used in investing activities               (1,139)           (1,209)
                                                                -------           -------

Cash flows from financing activities:
   Cash acquired in acquisition                                      --               305
   Proceeds from exercise of options                                 52                70
   Proceeds from bank line of credit                              1,000               950
   Proceeds from subordinated line of credit                        100             2,200
   Repayment on bank line of credit                                  --            (1,500)
                                                                -------           -------
             Net cash provided by financing activities            1,152             2,025
                                                                -------           -------

Net decrease in cash and cash equivalents                          (330)           (1,189)
Cash and cash equivalents, beginning of period                      644             1,561
                                                                -------           -------
Cash and cash equivalents, end of period                        $   314           $   372
                                                                =======           =======

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense                $   413           $   185

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the three and nine month periods ended September 30, 2000, and cash flows for the nine month periods ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options and warrants for the three and nine months ended September 30, 2000 and 1999 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Lines of Credit

The Company has a revolving line of credit facility with a bank that provides an asset based credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime plus 2.5% and are secured by the Company's assets. This facility expires May 1, 2001. At September 30, 2000, the Company had an outstanding indebtedness of $2,475,000 and was out of compliance with certain financial statement covenants contained in the credit agreement. The Company was subsequently able to amend this agreement with the bank and was in compliance with all financial statement covenants, as amended.

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000, originally scheduled to expire May 13, 2000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. On March 23, 2000, the Company exercised its option to extend the line of credit for an additional 12 months to May 13, 2001, under the same terms and conditions. To extend this line of credit, the agreement required that warrants for 150,000 shares of the Company's common stock be issued. The Company valued the warrants at $.84 per share and will recognize the expense over the remaining term of the subordinated revolving line of credit. The warrants were issued on May 13, 2000 and are exercisable for up to two years after the issue date at a price of $1.7325. At September 30, 2000, the Company had an outstanding indebtedness of $2,300,000 under this line of credit.

Note 4 - Liquidity

The Company has experienced net losses and negative cash flows for the first nine months of the current fiscal year. Based on the Company's current projections and sales to date, the Company expects to incur a loss for the fourth quarter and fiscal year ending December 31, 2000. The Company has on its balance sheet a deferred tax item in the amount of $442,000 which may have to be expensed by year end 2000. In response to the losses and negative cash flow, the Company has implemented additional executive salary cuts and eliminated certain positions and is closely managing its cash and inventory levels. In addition, the Company is considering other possible strategic alternatives, including raising additional equity and/or debt financing. To assist in this process the Company has combined its efforts with Gerard Klauer Mattison & Company (GKM), a leading national investment banking firm. Under a signed agreement, GKM will advise the Company and search for and explore strategic alternatives including the possible sale of the Company.

As of the date of this filing, the Company has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At September 30, 2000, Fast Forward recorded a reserve for returns against accounts receivable of $220,000 and a reserve for returns against accounts payable for $187,000.

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

The Company also self-publishes titles and offers the books directly to retailers. The 1999 acquisition of Fast Forward Marketing, Inc. brought to the Company a trained sales force which enhances the Company's ability to sell and service retailers. As a result of the Fast Forward acquisition, the Company also distributes video and audio products. The Fast Forward Marketing sales force started selling the Company's self-published titles effective June 1, 1999. Prior to this, the Company marketed its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handled sales, collection, billing, warehousing and order fulfillment functions. Effective January 1, 2000, this arrangement ended and all sales, collections, and billing was brought in house, while warehousing and order fulfillment is being handled by an independent company located in University Park, Illinois.

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

RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 2000 were $6,119,000 and $14,372,000 as compared to $6,598,000 and $11,875,000 last year.
This was a decrease of $479,000 for the quarter and an increase of $2,497,000 for the nine months over the prior year. The decrease for the three months ended September 30, 2000 was a result of higher self-publishing sales of approximately $1,150,000 offset by lower packaging sales of approximately $1,570,000. Video sales for the three months were about the same as the comparable prior year period. The increase in self-publishing was due mainly to the Company's efforts to expand this segment of its market and to the inclusion of certain accounts this year that were sold last year as part of packaging. Packaging sales were down for the three months mainly due to higher proprietary sales to major US retailers offset by the unexpected lost of a major UK customer and the reclassification of certain packaging customers to self-publishing as discussed above. The Company was successful in replacing this UK customer with another UK direct seller, but it will take additional time to build the amount of business conducted with this new account. Also having a material effect in lowering packaging sales was the continuing strength of the US dollar which reduced foreign sales and the loss of business with a major US publisher because of the timing effect of the release of certain key titles in a continuing series sold in 1999 that were not duplicated in 2000. The increase for the first nine months of this year resulted from $3,459,000 in video sales and higher self-publishing sales of $1,876,000 offset by a $2,836,000 decrease in packaging sales. Higher self-publishing sales and lower packaging sales for the nine months are due mainly to the same factors as discussed above which effected the three month period. The increase in video sales for the nine months ended September 30, 2000 compared to the prior period primarily relates to the acquisition of Fast Forward completed in mid-May 1999.

Rights income for the three and nine month periods ended September 30, 2000 were $15,000 and $83,000, respectively, as compared to $28,000 and $221,000 for the prior year. This income is primarily derived from the Company's sale of worldwide direct marketing rights on some of its products. These revenues are derived from a limited number of accounts so the timing of the signing of future projects is a material factor in the income received. Lower income for the three and nine month periods ended September 30, 2000 was the result of fewer projects being accepted by these customers. These sales do not require that the Company manufacture, and therefore, have no related cost.

Gross profit margin for the three and nine month periods ended September 30, 2000 was 19.7% and 20.7%, respectively, as compared to 23.6% for both periods of the prior year. The drop in margins for the three month period is due mainly to lower gross margins on both self-publishing and packaging sales. Self-publishing margins dropped mainly because of a change in the mix of customers sold. Self-publishing sales for the three months ended September 30, 2000 included more mass market and book club accounts than did last year. These accounts traditionally require higher discounts. The gross margin on the Company's packaged book products were lower in the three month period due mainly to a change in the mix of products sold and to lower margins on foreign sales because of the continued strength of the US dollar. The drop in margins for the nine month period is due mainly to the same reasons affecting the three months. One additional factor affecting the nine months was a change in the overall mix of products sold. A larger portion of this year's sales were from the distribution of video titles which have lower margins. Cost of sales for book product consists primarily of manufacturing costs, book development amortization and royalties.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2000 were $1,352,000 and $3,916,000 as compared to $1,402,000 and $3,481,000 for the comparable periods of the prior year and represented a decrease of $50,000 for the quarter and an increase of $435,000 for the nine months. The majority of the increase for the nine month period comes from Fast Forward expenses in 2000 for the entire nine months, while in 1999 only 5-1/2 months were included as a result of the acquisition in mid-May. Personnel expenses were $588,000 and $1,910,000 for the three month and nine months ended September 30, 2000 as compared to $772,000 and $1,880,000 for the comparable periods of 1999. This represents a decrease of $184,000 for the quarter and an increase of $30,000 for the nine months. The decrease for the quarter can be attributed primarily to salary and staff reductions. Selling expenses were $372,000 and $992,000 for the three and nine month periods ended September 30, 2000 versus $391,000 and $899,000 in 1999 resulting in a decrease for the quarter of $19,000 and a $93,000 increase for the nine months. The increase for the nine months is primarily a result of the Fast Forward acquisition. Administrative expenses were $392,000 and $1,014,000 for the three and nine months ended September 30, 2000 as compared to $239,000 and $702,000 for the same periods of 1999. This represented increases of $153,000 and $312,000 for the quarter and nine months as compared to the prior year. The increases for both periods can be primarily attributed to increases in rent, amortization of acquisition costs and goodwill, accounting expenses, and insurance.

Interest expense for the three and nine month periods ended September 30, 2000 was $175,000 and $413,000, respectively, as compared to $84,000 and $185,000 for the comparable periods of 1999. The increases of $91,000 and $228,000 for the quarter and nine months were a result of higher average borrowings. Also attributing to the increases were $16,000 and $32,000 for the three and nine months of 2000 in expense related to the amortization of the warrants.

The Company's net loss for the three and nine month periods ended September 30, 2000 was $320,000 and $1,340,000, respectively, as compared to net income of $76,000 for the third quarter of 1999 and net loss of $746,000 for the nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $330,000 to $314,000 at September 30, 2000 from $644,000 at December 31, 1999. At September 30, 2000, working capital was ($2,989,000) compared to $958,000 at December 31, 1999. The primary use of cash during the nine months ended September 30, 2000 was from the addition to production costs and decreases in acquisition costs.

Net cash used in operations was $343,000 for the nine months ended September 30, 2000 as compared to $2,005,000 for the corresponding period of the previous year. The $1,662,000 change in cash from operations compared to the corresponding period was primarily attributable to a decrease in additions to accounts receivable offset by an increase in net losses. Net cash used in investing activities amounted to $1,139,000 as compared to $1,209,000 during the same period in 1999. This decrease in cash used is primarily from a decrease in acquisition costs offset by an increase in production costs in the first nine months of 2000 versus the same period of 1999. Net cash provided by financing activities was $1,152,000 in 2000 as compared to $2,025,000 for the same period in 1999. This decrease in cash provided is primarily from reduced borrowings on the Company's lines of credit.

The Company has a revolving line of credit facility with a bank that provides an asset based credit line of up to $2,500,000, subject to certain covenants. The Company may borrow against this line, as well as issue letters of credit. Advances under the facility bear interest at prime plus 2.5% and are secured by the Company's assets. This facility expires May 1, 2001. At September 30, 2000, the Company had an outstanding indebtedness of $2,475,000 and was out of compliance with certain financial statement covenants contained in the credit agreement. The Company was subsequently able to amend this agreement with the bank and was in compliance with all financial statement covenants, as amended.

In May 1999, the Company entered into a subordinated revolving line of credit agreement with a private party that provides for a line of credit of up to $2,300,000, originally scheduled to expire May 13, 2000. This line is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. On March 23, 2000, the Company exercised its option to extend the line of credit for an additional 12 months to May 13, 2001 under the same terms and conditions. To extend this line of credit, the agreement required that warrants for 150,000 shares of the Company's common stock be issued. The Company valued the warrants at $.84 per share and will recognize the expense over the remaining term of the subordinated revolving line of credit. The warrants were issued on May 13, 2000 and are exercisable for up to two years after the issue date at a price of $1.7325. At September 30, 2000, the Company had an outstanding indebtedness of $2,300,000 under this line of credit.

The Company has experienced net losses and negative cash flows for the first nine months of the current fiscal year. Based on the Company's current projections and sales to date, the Company expects to incur a loss for the fourth quarter and fiscal year ending December 31, 2000. The Company has on its balance sheet a deferred tax item in the amount of $442,000 which may have to be expensed by year end 2000. In response to the losses and negative cash flow, the Company has implemented additional executive salary cuts and eliminated certain positions and is closely managing its cash and inventory levels. In addition, the Company is considering other possible strategic alternatives, including raising additional equity and/or debt financing. To assist in this process the Company has combined its efforts with Gerard Klauer Mattison & Company ("GKM"), a leading national investment banking firm. Under a signed agreement, GKM will advise the Company and search for and explore strategic alternatives including the possible sale of the Company.

As of the date of this filing, the Company has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected.

The Company is having ongoing talks with its bank and the holder of its subordinated revolving line of credit about possibly extending the term of the indebtedness beyond May 13, 2001. No assurance can be given that extensions will be received. The Company is also considering other possible strategic alternatives, raising additional equity and/or debt financing. As of the date of this filing, the Company has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available to the Company on acceptable terms, or at all. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected.

As of November 1, 2000, the Company did not have any commitments for any material capital expenditures for the remainder of 2000 or beyond. The Company's business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales occurring in the last six months of the year. As a result, the Company's cash position is at its lowest during the months of May through October. Management of the Company believes that the Company's ability to generate cash and secure additional funding will be adequate to finance current and expected levels of activity as well as anticipated capital expenditures of the Company for at least the next twelve months. No assurances can be given that such additional financing will be obtained.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Intervisual books, Inc. was held on September 6, 2000 and several matters were put to a vote. The issues and the results are as follows:

                                                                          Abstentions
                                 Votes Cast For    Votes Cast Against  Withhold Authority
                                 --------------    ------------------  ------------------
(1)     To elect eight directors to serve until the next annual meeting of shareholders and until their successors are chosen.
Waldo H. Hunt                      5,499,352                200             15,500
Nathan N. Sheinman                 5,499,352                200             15,500
Dan P. Reavis                      5,499,352                200             15,500
Steven D. Ades                     5,499,352                200             15,500
Dr. Neil Berkman                   5,499,352                200             15,500
Gordon Hearne                      5,499,352                200             15,500
Leonard W. Jaffe                   5,499,352                200             15,500
Wong Weng Foo                      5,499,352                200             15,500

(3) To ratify the selection of BDO Seidman, LLP, as independent auditors of the Company for 2000.

                                   5,514,552                500                  0

Item 5. Other Events

In connection with the Company's efforts to explore strategic alternatives, the Company has engaged Gerard Klauer Mattison & Company ("GKM") a national investment banking firm. GKM will advise the Company and assist in searching for and exploring strategic alternatives, including the possible sale of the Company. Under this exclusive agreement, GKM will act as a financial advisor in connection with any transaction. The initial term of this agreement is six months and GKM was be paid a retainer and will be entitled to success fee upon the closing of a transaction.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits required by Item 601 of Regulation S-K
        10.1    Amendment Agreement Number Four to Loan and Security Agreement
        27.     Financial Data Schedule

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



Date: November 14, 2000
     ------------------