Form 10-Q/A
period 2000-09-30
INTERVISUAL BOOKS INC /CA
filed 2000-12-26
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

[x] TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             INTERVISUAL BOOKS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                  (unaudited)
ASSETS                                              9/30/00        12/31/99
                                                    -------        --------
Current Assets:
   Cash and cash equivalents                       $    314       $    644
   Accounts receivable, less allowances
      of $124 and $174                                6,554          6,094
   Inventories                                        2,170          1,779
   Prepaid expenses                                     125            354
   Commission & royalty advances                        381            447
   Other current assets                                 241            209
                                                    -------        -------
      Total current assets                            9,785          9,527

Production costs, net of accumulated
    amortization of $17,911 and $17,153               4,072          3,417
Goodwill                                              1,481          1,541
Acquisition costs                                       252            312
Property and equipment, net of accumulated
   depreciation of $1,767 and $1,668                    228            265
Deferred income taxes                                   442            442
                                                    -------        -------
                                                   $ 16,260       $ 15,504
                                                    =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                $  7,202       $  6,242
   Line of credit with bank                           2,475          1,475
   Current portion of long term debt                  2,300             --
   Accrued royalties                                    239            581
   Accrued expenses                                     416            208
   Customer deposits                                     17             63
                                                    -------        -------
     Total current liabilities                       12,649          8,569

Long term debt                                           --          2,200
Other liabilities-long term                              86            114
                                                    -------        -------
     TOTAL LIABILITIES                               12,735         10,883
                                                    -------        -------

Stockholders' Equity:
   Preferred stock, shares authorized
      3,000,000, none issued                             --             --
   Common stock, no par value; shares
     authorized 12,000,000, shares issued and
     outstanding 5,950,383 at Sept 30, 2000
     and 5,915,617 at December 31, 1999               5,384          5,332
   Additional paid in capital                           440            373
   Accumulated deficit                               (2,299)        (1,084)
                                                    -------        -------
     TOTAL STOCKHOLDERS' EQUITY                       3,525          4,621
                                                    -------        -------
                                                   $ 16,260       $ 15,504
                                                    =======        =======

See notes to consolidated financial statements.

                             INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                   (Unaudited)

                                    Quarter Ended Sept 30,       Nine Months Ended Sept 30,
                                    ----------------------       --------------------------
                                      2000           1999           2000           1999
                                      ----           ----           ----           ----
Net sales                          $  6,194       $  6,598       $ 14,447       $ 11,875
Rights income                            15             28             83            221
                                    -------        -------        -------        -------
Total revenues                        6,209          6,626         14,530         12,096

Cost of sales                         4,888          5,064         11,427          9,246
                                    -------        -------        -------        -------

Gross profit                          1,321          1,562          3,103          2,850

Selling, general and
   administrative expenses            1,341          1,402          3,905          3,481
                                    -------        -------        -------        -------

Income (loss) from operations           (20)           160           (802)          (631)

Interest expense                       (175)           (84)          (413)          (185)
                                    -------        -------        -------        -------

Income (loss) before
   income taxes                        (195)            76         (1,215)          (816)

Income tax benefit                       --             --             --            (70)
                                    -------        -------        -------        -------

Net income (loss)                  $   (195)      $     76       $ (1,215)      $   (746)
                                    =======        =======        =======        =======
Loss per common share
   Basic                           $  (0.03)      $   0.01       $  (0.20)      $  (0.13)
                                    =======        =======        =======        =======
   Diluted                         $  (0.03)      $   0.01       $  (0.20)      $  (0.13)
                                    =======        =======        =======        =======
Weighted average number
   of common shares and
   equivalents outstanding:
   Basic                              5,947          5,885          5,935          5,549
                                    =======        =======        =======        =======
   Diluted                            5,947          5,885          5,935          5,549
                                    =======        =======        =======        =======

See accompanying notes to financial statements.

                             INTERVISUAL BOOKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                          (In Thousands and Unaudited)

                                                          Nine Months Ended Sept 30,
                                                          --------------------------
                                                              2000          1999
                                                          -----------   ------------
Cash flows from operating activities:
   Net loss                                                 $(1,215)      $  (746)
   Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
       Depreciation and amortization                          1,026         1,038
       Provision for losses on accounts receivable              (20)           --
       Provision for abandoned titles                            21            28
       Deferred income taxes                                     --           (70)
       Stock-based compensation expense                          18            37
       Increase (decrease) from changes in:
           Accounts receivable                                 (440)       (3,346)
           Inventories                                         (391)         (495)
           Prepaid expenses                                    (128)           62
           Royalty advances                                      66            31
           Other current assets                                 (32)          127
           Accounts payable                                     960         1,261
           Accrued royalties                                   (342)         (111)
           Accrued expenses                                     208          (155)
           Customer deposits                                    (46)          372
           Other liabilities                                    (28)          (38)
                                                            -------       -------
             Net cash used in operating activities             (343)       (2,005)
                                                            -------       -------

Cash flows from investing activities:
   Additions to property and equipment                          (62)          (29)
   Additions to production costs                             (1,077)         (897)
   Additions to acquisition costs                                --          (283)
                                                            -------       -------
             Net cash used in investing activities           (1,139)       (1,209)
                                                            -------       -------

Cash flows from financing activities:
   Cash acquired in acquisition                                  --           305
   Proceeds from exercise of options                             52            70
   Proceeds from bank line of credit                          1,000           950
   Proceeds from subordinated line of credit                    100         2,200
   Repayment on bank line of credit                              --        (1,500)
                                                            -------       -------
             Net cash provided by financing activities        1,152         2,025
                                                            -------       -------

Net decrease in cash and cash equivalents                      (330)       (1,189)
Cash and cash equivalents, beginning of period                  644         1,561
                                                            -------       -------
Cash and cash equivalents, end of period                    $   314       $   372
                                                            =======       =======
Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense            $   413       $   185


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

RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 2000 were $6,194,000 and $14,447,000 as compared to $6,598,000 and $11,875,000 last year.
This was a decrease of $404,000 for the quarter and an increase of $2,572,000 for the nine months over the prior year. The decrease for the three months ended September 30, 2000 was a result of higher self-publishing sales of approximately $1,225,000 offset by lower packaging sales of approximately $1,570,000. Video sales for the three months were about the same as the comparable prior year period. The increase in self-publishing was due mainly to the Company's efforts to expand this segment of its market and to the inclusion of certain accounts this year that were sold last year as part of packaging. Packaging sales were down for the three months mainly due to higher proprietary sales to major US retailers offset by the unexpected lost of a major UK customer and the reclassification of certain packaging customers to self-publishing as discussed above. The Company was successful in replacing this UK customer with another UK direct seller, but it will take additional time to build the amount of business conducted with this new account. Also having a material effect in lowering packaging sales was the continuing strength of the US dollar which reduced foreign sales and the loss of business with a major US publisher because of the timing effect of the release of certain key titles in a continuing series sold in 1999 that were not duplicated in 2000. The increase for the first nine months of this year resulted from $3,459,000 in video sales and higher self-publishing sales of $1,951,000 offset by a $2,836,000 decrease in packaging sales. Higher self-publishing sales and lower packaging sales for the nine months are due mainly to the same factors as discussed above which effected the three month period. The increase in video sales for the nine months ended September 30, 2000 compared to the prior period primarily relates to the acquisition of Fast Forward completed in mid-May 1999.

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

Gross profit margin for the three and nine month periods ended September 30, 2000 was 21.3% and 21.4%, respectively, as compared to 23.6% for both periods of the prior year. The drop in margins for the three month period is due mainly to lower gross margins on both self-publishing and packaging sales. Self-publishing margins dropped mainly because of a change in the mix of customers sold. Self-publishing sales for the three months ended September 30, 2000 included more mass market and book club accounts than did last year. These accounts traditionally require higher discounts. The gross margin on the Company's packaged book products were lower in the three month period due mainly to a change in the mix of products sold and to lower margins on foreign sales because of the continued strength of the US dollar. The drop in margins for the nine month period is due mainly to the same reasons affecting the three months. One additional factor affecting the nine months was a change in the overall mix of products sold. A larger portion of this year's sales were from the distribution of video titles which have lower margins. Cost of sales for book product consists primarily of manufacturing costs, book development amortization and royalties.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2000 were $1,341,000 and $3,905,000 as compared to $1,402,000 and $3,481,000 for the comparable periods of the prior year and represented a decrease of $61,000 for the quarter and an increase of $424,000 for the nine months. The majority of the increase for the nine month period comes from Fast Forward expenses in 2000 for the entire nine months, while in 1999 only 5-1/2 months were included as a result of the acquisition in mid-May. Personnel expenses were $588,000 and $1,910,000 for the three month and nine months ended September 30, 2000 as compared to $772,000 and $1,880,000 for the comparable periods of 1999. This represents a decrease of $184,000 for the quarter and an increase of $30,000 for the nine months. The decrease for the quarter can be attributed primarily to salary and staff reductions. Selling expenses were $361,000 and $981,000 for the three and nine month periods ended September 30, 2000 versus $391,000 and $899,000 in 1999 resulting in a decrease for the quarter of $30,000 and a $82,000 increase for the nine months. The increase for the nine months is primarily a result of the Fast Forward acquisition. Administrative expenses were $392,000 and $1,014,000 for the three and nine months ended September 30, 2000 as compared to $239,000 and $702,000 for the same periods of 1999. This represented increases of $153,000 and $312,000 for the quarter and nine months as compared to the prior year. The increases for both periods can be primarily attributed to increases in rent, amortization of acquisition costs and goodwill, accounting expenses, and insurance.

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

The Company's net loss for the three and nine month periods ended September 30, 2000 was $195,000 and $1,215,000, respectively, as compared to net income of $76,000 for the third quarter of 1999 and net loss of $746,000 for the nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $330,000 to $314,000 at September 30, 2000 from $644,000 at December 31, 1999. At September 30, 2000, working capital was ($2,864,000) compared to $958,000 at December 31, 1999. The primary use of cash during the nine months ended September 30, 2000 was from the addition to production costs and decreases in acquisition costs.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits required by Item 601 of Regulation S-K
       10.1   Amendment Agreement Number Four to Loan and Security Agreement*
       27.    Financial Data Schedule*
       ----------
       * Previously filed

(b)    Reports on Form 8-K
       None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERVISUAL BOOKS, INC.


                                   BY:    /s/ Nathan N. Sheinman
                                      ------------------------------------------
                                      Nathan N. Sheinman, President
                                      Chief Operating Officer


                                   BY:    /s/ Dan P. Reavis
                                      ------------------------------------------
                                      Dan P. Reavis, Executive Vice President
                                      Chief Financial Officer




Date:  December 21, 2000