Form 10-K
period 2000-12-31
INTERVISUAL BOOKS INC /CA
filed 2001-04-17
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                    FORM 10-K


(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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


        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2001, was approximately $2,418,039. The aggregate market value was based on the closing price of the common stock as quoted by The Nasdaq Stock Market on such date.

        Number of shares outstanding of common stock:

        5,955,383 shares as of February 28, 2001.

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

        The Company may decide that in order to maximize a title's potential it should be self-published. The Company sells and markets its self-published titles under the imprints "Piggy Toes Press" and "Pop-up Press." When a title is self-published, the Company maintains all North American rights. Foreign sales of a self-published title are handled the same as a packaged product. The product is offered to one or more foreign publishing partners who are given the right to sell and market the specific item in a given territory. The Company retains manufacturing rights and delivers finished product to the customer usually on a non-returnable basis. In North America, self-published titles are manufactured and brought into inventory for sale to retailers or distributors by the Company's own sales force. The Company determines the quantity of product to produce based upon estimates of the first year's sales. This inventory is stored and shipped from a public warehouse located in the Chicago area. Self-publishing sales for the most part are made by the Company's sales force directly to book, toy, gift and specialty chains and independent retailers. The Company's customer base also includes the club stores and mass markets. In most cases, self-publishing titles are sold on a returnable basis. The Company has the risk for unsold inventory, which is somewhat mitigated by the liquidity of book products, which can usually be sold to closeout buyers.

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

        Although the Company has produced pop-up versions of many popular children's books, such as Madeline, Good Night Moon Room, Paddington, Clifford, Tales of Peter Rabbit, and fairy tale classics, approximately half of the Company's books are non-fiction educational books. The Human Body, a book with anatomical pop-ups, and a series of "Learn About" books, which teach children about such things as colors, shapes, sizes, numbers, etc. and were translated into 13 languages are examples of such educational books. The Company publishes several pop-up books by Jan Pienkowski including Haunted House which is probably the world's best selling pop-up book with over 1,200,000 copies in print. In the last four years, the Company sold over 600,000 copies of the interactive playset Choo Choo Charlie. There were two books in 2000 which each sold over 350,000 units, titled What Makes a Rainbow and Ten Little Ladybugs.

        The Company has produced "electronic" books with micro-chip components that play the music to songs such as Twinkle, Twinkle Little Star, Happy Birthday, Silent Night, Jingle Bells, Lullaby and Goodnight, etc.; as well as other books which have electronic sounds such as those created by a car horn, telephone, doorbell, and a toilet flushing.

        The Company's creative department includes book designers, writers, and specialized "paper engineers" who conceive and design the books and other products at the Company's offices in Santa Monica, California. The books, most of which require printing and labor-intensive hand-assembly are manufactured for the Company on a subcontracted basis by printers in Colombia, Singapore, Thailand, China and Hong Kong.

Video

        FFM distributes video and audio products for motion picture studios, including Walt Disney, Warner Bros., Universal, Paramount and 20th Century Fox, as well as independent producers. FFM has access to titles on subjects ranging from blockbuster studio releases to exercise and children's products. FFM also sells and services the direct mail catalog industry. FFM has its own sales force who access a sales database that provides current information on product availability and pricing. This sales database contains information on over 50,000 titles. Based upon confirmed orders, FFM places orders from its suppliers. Finished goods are either drop-shipped directly to the customer or received in an independent warehouse, consolidated and then shipped to the customer. The Company does not generally maintain an inventory of video and audio products which it distributes through FFM. Approximately 50% of video sales are sold on a returnable basis. Most of FFM's suppliers have predetermined return caps, which the Company uses to set return limits with its customers. This substantially reduces the Company's exposure to excess inventory.

Publishing Agreements

        Over half of the books produced by the Company are conceived and developed by the Company's creative department. After the Company conceives an idea and makes a dummy book, key publishers are consulted to determine if they have an interest in publishing and marketing the book. In such cases, the Company and publisher sign an agreement which stipulates that the publisher will purchase a specified quantity of their edition for the right to control distribution and set pricing to sell the book. In addition, the publishing agreement allows the Company, on most titles, to recapture publishing rights if the publisher does not continue to reorder books. Normally the Company is also given the exclusive right in perpetuity to produce all future print orders of book titles.

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

        Where the Company has contracted with a publisher to produce a book, the Company does not normally incur the expense of final printing and assembly of books without firm publishers' orders in hand. Approximately 30% of the Company's revenues in 2000 were derived from such co-editions.

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

Customers

        In 2000, 1999, and 1998, approximately 83%, 65%, and 56%, respectively, of the Company's sales were to US customers. Contributing to the increased percentage of US sales is the inclusion of video sales from the date of the acquisition of Fast Forward Marketing in mid-May 1999. These video sales are entirely in the US. Excluding the video sales, the sales to US customers represented 68%, 49% and 56% of total sales in 2000, 1999, and 1998, respectively. In 2000, the Company sold books to 70 different publishers in 22 countries. In 2000 and 1999, no single customer accounted for 10% or more of the Company's total sales.

        Foreign sales accounted for 17%, 35%, and 44%, respectively, of the Company's total revenues for the years ended December 31, 2000, 1999 and 1998. These sales are international co-editions sold primarily in the United Kingdom, France, Australia, Germany, Italy and Japan. The Company sells in US dollars to all customers and, accordingly, currency fluctuations which increase the price of the Company's products to its foreign customers can adversely impact the level of the Company's export sales from time to time. The following table breaks down revenues attributed to export sales in the geographic areas indicated as well as each area's percent of total sales:


                                              Export Sales as a Percentage of Total Revenues
                                 -----------------------------------------------------------------------
                                                               (000's omitted)
Geographic Area                   2000             %        1999             %        1998             %
Europe                           $2,439           13       $4,028           22       $3,387           30
Asia                                444            2        1,212            7          448            4
Other                               390            2        1,094            6        1,127           10

        Because all sales are generated through the Company's US headquarters, the Company does not distinguish operating profit or loss between US sales and foreign sales. The Company has no identifiable assets attributable to foreign sales.

Marketing and Direct Distribution

        The Company's primary marketing activities take place with the presentation of its books at the International Children's Book Fair in Bologna, Italy, each April and at the Frankfurt International Book Fair in Germany each October. The Company also attends the Book Expo America held in a US city each June. The sales executives of the Company also market its products by calling directly on major publishers, both in the United States and internationally. In 2000, the Company introduced a total of 29 new titles to publishers, with first run printing averaging 30,000 copies per title. There were 39 titles added to the Company's self-publishing program.

        From the Fall of 1997 until June of 1999, the Company used an outside distributor, Andrews McMeel, located in Kansas City, Missouri, to sell, market, invoice and distribute its self-published book titles to retailers. Effective mid-1999, the Company moved the self-publishing sales and marketing in house and began using the sales staff acquired as part of the Fast Forward Marketing transaction. Under a new three year agreement, warehousing and fulfillment was transferred by December 31, 1999 from Andrews McMeel to Ware-Pak, an independent facility in the Chicago area. During 2000, the Company added eleven independent sales groups to sell and market self-published books and video titles. These groups add approximately 60 people to the Company's sales efforts. The Company feels that in addition to reducing costs, these moves will give it better direct control over sales and marketing to retailers. The Company purchases and owns the inventory required to support its self-published book sales.

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

Backlist

        In the calendar year after a new book has been shipped, the book is classified as a "backlist" title. In 2000, 1999 and 1998, approximately 54%, 41%, and 63%, respectively, of the Company's net book sales were derived from the Company's backlist. As of the date of this Report, the Company has approximately 1,400 backlist titles with 350 titles on its "active" backlist (titles for which the Company has received orders within the last 36 months).

Paper Engineers

        Management believes its pool of paper engineers is some of the most experienced in the world. In the creation of pop-up books, the paper engineer has the responsibility to design dramatic pop-up effects which are sturdy and durable, yet can be hand-assembled with ease and at a reasonable cost. Paper engineering is a skill rarely taught in schools; it is usually learned by doing. The Company currently employs 3 paper engineers.

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

        Because pop-up books are usually printed on 10 and 12 point board stock, not paper, the production operations required for pop-up books demand that the printers have top-quality die cutting, printing, box making, and packaging capabilities. The hand-assembly of the bits and pieces of the movable parts of the books requires skilled labor similar to the level required to assemble precision electronic products and cannot be automated. Workers must apply the right amount of glue and assemble the parts together properly to enable the moving parts to function properly; one failed glue point could be the cause for book rejection.

        Hua Yang Printing, located in Hong Kong maintains its printing operation and hand-assembly plant in China and was responsible for 34% of the Company's production in 2000. Carvajal, one of the Company's primary producers, is located in Colombia and is a major international printer. Carvajal operates two hand-assembly plants, one in Colombia and the other in Ecuador, and produced 19% of the Company's product in 2000. Tien Wah Press maintains its printing facilities in Singapore and its hand-assembly plants in Malaysia and Indonesia. In 2000, the Company produced 4% of its product at Tien Wah Press. The balance of the Company's 2000 production was handled by Sirivatana in Thailand, Excel Printing Co. and Winner Offset Printing located in Hong Kong with hand assembly plants in China and one other smaller supplier.

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

Backlog

        The Company's backlog consists of anticipated revenues from sales of books and videos for which the Company has confirmed orders which have not been manufactured and shipped. The backlog at February 28, 2001 was approximately $4,800,000 as compared to $3,100,000 at February 29, 2000. The backlog at February 28, 2001 consisted of confirmed orders for delivery in 2001. The Company believes that backlog as of any date is not necessarily indicative of future revenues.

Employees

           As of March 16, 2001, the Company had 47 full-time employees. These employees include members of the administrative, creative, production and marketing departments. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations are satisfactory. The Company also contracts with people on an independent contractor basis, particularly in the performance of such functions as graphic design, finished art, art production, and specialized writing.

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

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

        The Company's common stock is traded under the symbol, IVBK, and was traded on the Nasdaq Small Cap Market System during 2000. The following table sets forth the high and low quotations from The Nasdaq Small Cap Market System for the Company's common stock for the periods indicated. Quotations do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                               COMMON STOCK PRICE

                                                             HIGH                 LOW
                                                           --------            --------
        First Quarter - 1999                               $4-11/16            $      1

        Second Quarter - 1999                                1-9/16                 7/8

        Third Quarter - 1999                                 1-7/16              1-1/16

        Fourth Quarter - 1999                                3-7/16               15/16

        First Quarter - 2000                                 2-7/32              1-7/32

        Second Quarter - 2000                                2-3/16                   1

        Third Quarter - 2000                                1-15/16             1-11/32

        Fourth Quarter - 2000                               1-13/16                   1

        The number of record holders of the Company's common stock as of February 28, 2001, was 168, several of which represent "street accounts" of securities brokers. The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. The Company is prohibited from paying dividends without the prior approval of the lenders under both its bank revolving line of credit facility and its subordinated revolving line of credit facility.


Item 6. SELECTED FINANCIAL DATA

        The following table summarizes certain financial data for the Company for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996 which should be read in conjunction with the Financial Statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

        The consolidated financial statements also reflect the accounts of FFM from May 14, 1999, the date it was acquired. The acquisition was accounted for under the purchase method of accounting. In addition, the acquisition of FFM may impact comparability.


                             SELECTED FINANCIAL DATA
                             INTERVISUAL BOOKS, INC.


Statements of Operations Data:

                                                                  Years Ended December 31,
                                 ----------------------------------------------------------------------------------------
                                     2000               1999               1998               1997               1996
                                 ------------       ------------       ------------       ------------       ------------
Net sales                        $ 19,310,823       $ 17,674,697       $ 11,191,681       $ 18,711,596       $ 16,766,292
Rights income                         138,194            599,183            205,844            321,834                  -
                                 ------------       ------------       ------------       ------------       ------------
Total revenue                      19,449,017         18,273,880         11,397,525         19,033,430         16,766,292

Cost of sales                      15,921,715         13,967,516          9,592,013         14,585,457         12,939,669
                                 ------------       ------------       ------------       ------------       ------------
Gross profit                        3,527,302          4,306,364          1,805,512          4,447,973          3,826,623

Selling, general, and
   administrative expenses          5,525,434          5,012,035          4,797,460          4,515,067          4,698,957
                                 ------------       ------------       ------------       ------------       ------------

Loss from operations               (1,998,132)          (705,671)        (2,991,948)           (67,094)          (872,334)

Interest expense                     (590,344)          (287,400)           (63,820)                 -             (4,513)
Other income                           29,614             46,436             70,956             56,211            116,650
                                 ------------       ------------       ------------       ------------       ------------
Loss before income
    tax expense (benefit)          (2,558,862)          (946,635)        (2,984,812)           (10,883)          (760,197)

Income tax expense (benefit)          191,915                  -           (700,000)            62,682           (347,382)
                                 ------------       ------------       ------------       ------------       ------------

     Net loss                    $ (2,750,777)      $   (946,635)      $ (2,284,812)      $    (73,565)      $   (412,815)
                                 ============       ============       ============       ============       ============

Loss per share:
   Basic and diluted             $      (0.46)      $      (0.17)      $      (0.45)      $      (0.02)      $      (0.08)
                                 ============       ============       ============       ============       ============

Weighted average
shares outstanding:
   Basic and diluted                5,939,550          5,633,121          5,110,317          5,036,132          5,032,798
                                 ============       ============       ============       ============       ============

Dividends on common stock                   -                  -                  -                  -                  -
                                 ============       ============       ============       ============       ============

Balance Sheet Data:

                                                                      At December 31,
                                 ----------------------------------------------------------------------------------------
                                     2000               1999               1998               1997               1996
                                 ------------       ------------       ------------       ------------       ------------
Total assets                     $ 13,931,305       $ 15,504,018       $ 10,415,134       $ 13,725,574       $ 12,438,665
Total liabilities                $ 11,874,742       $ 10,883,234       $  5,491,838       $  6,615,263       $  5,330,318
Stockholders' equity             $  2,056,563       $  4,620,784       $  4,923,296       $  7,110,311       $  7,108,347

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

General

        The Company's inventory consists of finished books for promotional purposes, materials purchased for production, and finished books for its self-publishing program. The Company typically retains limited rights to publish the books it creates and the Company has the rights to publish approximately 1,400 books that are considered part of its "backlist" (titles that were originally manufactured and sold in previous years). Sales of titles from the Company's backlist accounted for approximately $5,482,000 or 54% of book sales in 2000, $4,853,000 or 41% of book sales in 1999, and $7,081,000 or 63% of book sales in 1998.

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

        Total production costs, net of accumulated amortization, were approximately $3,675,000 at December 31, 2000, and $3,417,000 at December 31, 1999.

        The Company recognizes income upon shipment of books and videos. Historically, the Company, which has a December 31 year-end, has recognized a majority of its sales in the last six months of each year, resulting from the year-end holiday season and the spring season of the following year which is often shipped in December. The Company achieved approximately 57%, 70%, and 57%, respectively, of its total sales during the last six months of 2000, 1999, and 1998.

        On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Creative Group, a related party. The merger was accounted for as a combination of entities under common control, which was accounted for in a similar manner as a pooling of interest, and all financial numbers have been restated to include the results of the Hunt Group.

        On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (Fast Forward). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward achieved between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement was met. No payment was made as the target was not achieved. This transaction was accounted for as a purchase. This resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.


Results of Operations

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999. Net sales for the year ended December 31, 2000, were $19,311,000 as compared to $17,675,000 for the same period in 1999, an increase of $1,636,000 or 9%. This increase can be mainly attributed to higher video sales of $3,110,000 and higher self publishing sales of $3,114,000, offset by lower packaging sales of $4,588,000. The increase in video sales primarily relates to results being reported for 12 months of 2000 versus 7-1/2 months in 1999, since the acquisition of Fast Forward was finalized in mid-May of 1999. Self-publishing sales were up mainly due to the Company's continued efforts to expand this important market. The Company made and will continue to make a concentrated effort to expand not only its self-publishing customer base, but to increase the number of titles being offered to the Company's retail customers. Packaging sales decreased mainly due to lower sales to foreign publishers and to a lesser extent US publishers. Foreign sales were negatively affected by the strong US dollar and unfavorable Asian economic conditions. Also affecting foreign sales was the loss of a key UK packaging customer which was not replaced with a new account until late in 2000. Domestic packaging sales were lower mainly due to a direct seller who in 1999 was sold as a packager and in 2000 purchased self-published titles.


        Rights income for the year ended December 31, 2000 was $138,000 as compared to $599,000 for the year ended December 31, 1999. This income is subject to fluctuations and depends on the number of projects purchased in any given year. In 1999, rights income for the Company was much higher that normal due to nine titles being sold. In 2000, rights to two titles were sold.


        Gross profit margin as a percent of sales (including video sales, but excluding the effect of rights income) for the year ended December 31, 2000, was 17.6% as compared to 21% in 1999. Profit margins decreased mainly due to lower margins on self-publishing titles and lower margins on packaging sales offset by an increase in video margins. Margins on self-publishing titles fell mainly because of the number of mass market accounts sold in 2000 as compared to 1999 and additional reserves taken for inventory markdowns. Closeout sales of self-publishing inventory also negatively impacted margins in 2000. The reduction in margin on packaging sales was due mainly to better pricing offered to foreign customers to help offset the effect of a stronger US dollar.

        Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $14,151,000 or 73.3% of sales for 2000 as compared to $12,079,000 or 68.3%
of sales for 1999. The amortization of book development costs was $1,435,000 for 2000 compared to $1,432,000 for 1999. Royalties for the year ended December 31, 2000 were $336,000 as compared to $457,000 in 1999. The decrease in royalties is largely related to the mix of titles sold.

        Selling, general and administrative expenses for the year ended December 31, 2000 were $5,525,000 compared to $5,012,000 for the year ended December 31, 1999, an increase of $513,000 or 10.2%. Included, however, in 2000 were expenses for Fast Forward for the entire year as compared to only 7-1/2 months in the prior year since the acquisition was not finalized until mid-May of 1999. Assuming 12 months of expenses had been included in 1999 for Fast Forward, the combined selling, general and administrative expenses would have been $5,935,000 versus $5,525,000 in 2000 resulting in a $410,000 decrease in 2000. Personnel expenses for the year ended December 31, 2000 were $2,526,000 as compared to $2,419,000 in 1999. This increase of $107,000 can be attributed primarily to salaries and related costs for Fast Forward employees for being included for the entire year of 2000 as compared to only 7-1/2 months in 1999 and a non-recurring expense of $105,000 taken for a consulting arrangement. These increases were offset by officer salary reductions, decreases in auto allowances and stock option expenses. Selling expenses in 2000 were $1,406,000 versus $1,399,000 in 1999 for an increase of $7,000. This increase is primarily related to increases in show expenses and in the reserve for royalty advances offset by decreases in warehouse and distribution costs and field representative expenses. Administrative expenses were $1,593,000 in 2000 as compared to $1,194,000 in 1999. The increase of $399,000 was primarily attributable to increases in bad debt allowance, rent, accounting expenses and amortization of acquisition costs and goodwill partially offset by a decrease in depreciation.

        Other income for the year ended December 31, 2000 was $30,000 as compared to $46,000 in the prior year. Interest expense was $590,000 in 2000 versus $287,000 in 1999. Interest expense was higher as a result of an increase in borrowings on the Company's lines of credit.

        The Company experienced a loss before income taxes for the year ended December 31, 2000 of $2,559,000 compared to a loss of $947,000 for the comparable period in 1999, a decrease of $1,612,000. Included in this loss was an expense for income taxes of $192,000 which related to the partial write-off this year of a tax benefit first taken in prior years. Also contributing to this year's loss were significantly higher additions to the reserves for returns, bad debts, inventory closeouts and authors' advances. The Company's net loss was $2,751,000 in 2000 as compared to net loss of $947,000 in 1999.

        The Company was in a loss carryforward position primarily due to the operating losses incurred during the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $4,400,000 that expires on various dates beginning in 2018 through 2020.

        The major temporary tax differences that are expected to reverse next year are allowance for doubtful accounts, reserves for sales and returns, accrued vacations, uniform capitalization of inventory, and the effect of a change from cash to accrual basis. However, the Company expects new temporary differences to be established in these years which will either reduce or exceed the reversing temporary differences.

        For the year ended December 31, 2000, the Company has a net deferred tax asset of $250,000. The Company evaluated the gross deferred tax asset of $2,626,100 taking into consideration projected operating results and determined that a valuation allowance of $2,376,100 should be established. The Company believes it is more likely than not that the net deferred tax asset of $250,000 will be realized.


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

        Gross profit margin as a percent of sales (including video sales, but excluding the effect of rights income) for the year ended December 31, 1999, was 21% as compared to 14.3% in 1998. Profit margins increased on its sales to publishers to 34.4% in 1999 from 28.8% in 1998 and on its sales to retailers from its self-publishing program to 67% in 1999 from 37% in 1998. The margin on self-publishing titles in 1998 was lower mainly because of one time charges taken to establish a future reserve for inventory markdowns combined with the sales in 1998 of excess inventory at lower than expected margins. Contributing to improved margins on book sales was the Company's ongoing efforts to obtain better prices from its customers and lower costs from its printers. Video sales by Fast Forward Marketing traditionally have gross margins between 16% to 19%. Offsetting 1999 margins realized on the sales of book products was a 19% profit margin on video sales. Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $12,079,000 or 68.3% of sales for 1999 as compared to $7,749,000 or 69.2% of sales for 1998. The amortization of book development costs was $1,432,000 for 1999 compared to $1,448,000 for 1998. Royalties for the year ended December 31, 1999 were $457,000 as compared to $395,000 in 1998. The increase in royalties is largely related to the mix of titles sold.

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

        The Company experienced a loss before income taxes for the year ended December 31, 1999 of $947,000 compared to a loss of $2,985,000 for the comparable period in 1998, a decrease of $2,038,000. As a result of the application of the Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (see Notes to the accompanying consolidated financial statements) the Company recognized an income tax benefit net of applicable income taxes of $700,000 in 1998, but was unable to recognize an additional tax benefit for 1999.


        The Company was in a loss carryforward position primarily due to the operating losses incurred during the year ended December 31, 1999 and 1998. At December 31, 1999, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $2,900,000 that expires on various dates beginning in 2018 through 2019.

        The major temporary tax differences that are expected to reverse next year are allowance for doubtful accounts, reserves for sales and returns, accrued vacations, and uniform capitalization of inventory. However, the Company expects new temporary differences to be established in these years which will either reduce or exceed the reversing temporary differences.

        For the year ended December 31, 1999, the Company has a net deferred tax asset of $443,200. The Company evaluated the gross deferred tax asset of $1,629,800 taking into consideration projected operating results and determined that a valuation allowance of $1,186,600 should be established. The Company believes it is more likely than not that the net deferred tax asset of $443,200 will be realized.


Liquidity and Capital Resources

        The Company's cash and cash equivalents decreased to $396,000 at December 31, 2000 from $644,000 at December 31, 1999. Working capital at December 31, 2000, was $452,000 compared to $958,000 at December 31, 1999.

        Net cash provided by operations was $23,000 in 2000 as compared to $1,195,000 used in operations in 1999. The $1,218,000 change in cash from operations was primarily attributable to the increased net loss for the year, a decrease in accounts receivable and increase in accrued expenses, partially offset by a decrease in accounts payable.

        Net cash used in investing activities amounted to $1,429,000 in 2000 as compared to $1,354,000 during 1999. Changes in cash from investing activities related primarily to increases in production costs.

        Net cash provided by financing activities in 2000 was $1,159,000 as compared to $1,632,000 in 1999. This difference was primarily attributable to the borrowings against the Company's bank and subordinated lines of credit.

        At December 31, 2000, The Company did not meet the minimum Net Tangible Asset requirement for continued listing on the Nasdaq Small-Cap Market. The Company has not received Nasdaq's notice of non-compliance but is in the process of talking with potential investors with the goal of raising enough capital to solve the issue. If capital cannot be raised or an alternative solution found, there can be no assurances that our securities will not be delisted from the Nasdaq Small Cap Market.

        The Company has a line of credit facility with a bank that provides a credit line of up to $2,500,000 subject to certain covenants. Advances under the facility are secured by the Company's assets. In April 2001, the Company entered into Amendment Number 5 with the bank which extended the maturity date of the credit facility to June 30, 2002 and adjusted the applicable financial covenants. As amended, the line of credit is converted to an amortizing term loan and advances under the facility bear interest at prime plus four percent. As amended, the Company agreed to pay to the bank $225,000 on or before June 30, 2001, which amount is to be applied to the outstanding principal. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company agreed to pay to the bank a fee of $25,000. The credit facility contains certain other covenants and restrictions, including limitations on the occurrence of additional indebtedness and restrictions on the payment of dividends and on the Company entering into agreements to acquire, merge or consolidate with or into other businesses. At December 31, 2000 and 1999, the Company had an outstanding indebtedness of $2,475,000 and $1,475,000, respectively, as well as $0 and $76,400, in outstanding letters of credit. The Company was in compliance of all financial statement covenants as of December 31, 2000, as amended.

        The Company has a subordinated revolving line of credit facility with a private party that provides for a line of credit of up to $2,300,000. The line of credit is subordinated to the bank line of credit. Advances under this line bear interest at 5% above LIBOR (6.401% at December 31, 2000) and are also secured by the Company's assets.

        In Spring 2000, the Company exercised its option to extend the expiration date of this subordinated revolving line of credit to May 2001 in exchange for the issuance of warrants to purchase 150,000 shares of the Company's common stock. The warrants are exercisable for up to two years after the issue date at a price of $1.7325, which represented the average trading price of the Company's stock for the 20-day period prior to May 13, 2000 (the extension date). The value of these warrants, or $126,000, which was calculated based on the fair market value at the date of extension, was recorded as additional paid-in capital and prepaid expense and is being amortized over the remaining term of the loan. At December 31, 2000, the Company had an outstanding indebtedness of $2,300,000. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility until June 30, 2002. As amended, the lender is no longer obligated to make future advances under the line and the Company agreed to pay to the subordinated lender $250,000 in April 2001 and $250,000 on or before March 15, 2002 which amounts are to be applied to the outstanding principal. In addition, the Company agreed to pay a fee of $10,000.

        The Company has experienced net losses and negative cash flows for the year ended December 31, 2000. In response to the losses and negative cash flow, the Company implemented additional executive salary cuts and eliminated certain positions and is closely managing its cash and inventory levels. In addition, the Company is considering other possible strategic alternatives, including raising additional equity and/or debt financing. As of the date of this filing, the Company is in talks with a number of potential investors and lenders but has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available to the Company on acceptable terms. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected.

        As of February 28, 2001, the Company did not have commitments for any material capital expenditures for 2001 or beyond.

        This Section and this entire Report on Form 10-K contain forward-looking statements and include assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; inventory risks; product development and commercialization difficulties; capacity and supply constraints or difficulties; availability of capital resources; general business and economic conditions; and changes in government laws and regulations, including taxes.

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

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements prepared in accordance with Regulation S-X are set forth beginning at page 20 hereof.


                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants. . . .  20

Consolidated Balance Sheets as of December 31, 2000
and 1999. . . . . . . . . . . . . . . . . . . . . . . . .  21

Consolidated Statements of Operations for the years
Ended December 31, 2000, 1999 and 1998. . . . . . . . . .  22

Consolidated Statements of Stockholders' Equity for
the years ended December 31, 2000, 1999 and 1998. . . . .  23

Consolidated Statements of Cash Flows for the years
Ended December 31, 2000, 1999 and 1998. . . . . . . . . .  24

Summary of Accounting Policies. . . . . . . . . . . . . .  25

Notes to Consolidated Financial Statements. . . . . . . .  29

Schedule II - Valuation and Qualifying Accounts . . . . .  44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Intervisual Books, Inc. and Subsidiary
Santa Monica, California


We have audited the accompanying consolidated balance sheets of Intervisual Books, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intervisual Books, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.




                                                       /s/ BDO SEIDMAN, LLP

                                                       BDO SEIDMAN, LLP



Los Angeles, California
March 2, 2001, except for Notes 6 and 7, as to which the date is April 16, 2001

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                       -------------------------------
                                                                            2000              1999
                                                                       ------------       ------------
ASSETS (Notes 6 and 7)

CURRENT:
   Cash and cash equivalents                                           $    396,010       $    643,765
   Accounts receivable, net (Notes 2 and 12)                              5,178,977          6,094,484
   Inventories (Note 3)                                                   1,882,793          1,778,738
   Prepaid expenses                                                          75,118            354,406
   Royalty and commission advances                                          289,636            446,766
   Other current assets                                                     238,793            209,088
                                                                       ------------       ------------
TOTAL CURRENT ASSETS                                                      8,061,327          9,527,247

PRODUCTION COSTS, net of accumulated amortization of $6,481,836
  and $4,996,406                                                          3,674,787          3,416,564
PROPERTY AND EQUIPMENT, net (Note 4)                                        199,254            265,661
DEFERRED INCOME TAXES (Note 8)                                              250,000            443,211
GOODWILL, net of accumulated amortization of $125,719 and $46,229
  (Note 20)                                                               1,461,473          1,540,965
OTHER ASSETS                                                                284,464            310,370
                                                                       ------------       ------------

                                                                       $ 13,931,305       $ 15,504,018
                                                                       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable (Note 12)                                          $  6,075,655       $  6,241,550
   Accrued royalties                                                        325,242            581,139
   Accrued expenses (Note 11)                                               430,180            208,515
   Customer deposits (Note 5)                                               182,964             62,664
   Term loan with bank, current portion (Note 6)                            345,000          1,475,000
   Line of credit with private party, current portion (Note 7)              250,000                 --
                                                                       ------------       ------------
TOTAL CURRENT LIABILITIES                                                 7,609,041          8,568,868

TERM LOAN WITH BANK, less current portion (Note 6)                        2,130,000                 --

LINE OF CREDIT WITH PRIVATE PARTY, less current portion (Note 7)          2,050,000          2,200,000

OTHER LIABILITIES (Note 11)                                                  85,701            114,366
                                                                       ------------       ------------
TOTAL LIABILITIES                                                        11,874,742         10,883,234
                                                                       ------------       ------------
COMMITMENTS AND CONTINGENCIES
   (Notes 1, 6, 7, 11, 14 and 15)

STOCKHOLDERS' EQUITY (Notes 7, 10, 17 and 20):
   Preferred stock, shares authorized 3,000,000, none issued                     --                 --
   Common stock, no par, shares authorized 12,000,000; issued and
     outstanding 5,955,383 and 5,915,617                                  5,390,750          5,331,935
   Additional paid-in capital                                               500,870            373,129
   Accumulated deficit                                                   (3,835,057)        (1,084,280)
                                                                       ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                                2,056,563          4,620,784
                                                                       ------------       ------------
                                                                       $ 13,931,305       $ 15,504,018
                                                                       ============       ============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Years ended December 31,
                                                             --------------------------------------------------
                                                                 2000               1999                1998
                                                             ------------       ------------       ------------
NET SALES (Note 12 and 18)                                   $ 19,310,823       $ 17,674,697       $ 11,191,681
RIGHTS INCOME (Note 9)                                            138,194            599,183            205,844
                                                             ------------       ------------       ------------
TOTAL REVENUE                                                  19,449,017         18,273,880         11,397,525

COST OF SALES (Notes 12 and 13)                                15,921,715         13,967,516          9,592,013
                                                             ------------       ------------       ------------
    GROSS PROFIT                                                3,527,302          4,306,364          1,805,512

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                5,525,434          5,012,035          4,797,460
                                                             ------------       ------------       ------------
LOSS FROM OPERATIONS                                           (1,998,132)          (705,671)        (2,991,948)

INTEREST EXPENSE                                                 (590,344)          (287,400)           (63,820)

OTHER INCOME                                                       29,614             46,436             70,956
                                                             ------------       ------------       ------------
LOSS BEFORE INCOME TAXES                                       (2,558,862)          (946,635)        (2,984,812)

INCOME TAX PROVISION (BENEFIT) (Note 8)                           191,915                 --           (700,000)
                                                             ------------       ------------       ------------
NET LOSS                                                     $ (2,750,777)      $   (946,635)      $ (2,284,812)
                                                             ============       ============       ============
NET LOSS PER SHARE
   Basic and Diluted                                         $       (.46)      $       (.17)      $       (.45)
                                                             ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 17)
    Basic and Diluted                                           5,939,550          5,633,121          5,110,317
                                                             ============       ============       ============

                 See accompanying summary of accounting policies
                and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                       Retained
                                                               Common Stock           Additional        Earnings          Total
                                                         ------------------------      Paid-In        (Accumulated     Stockholders'
                                                           Shares        Amount        Capital          Deficit)          Equity
                                                         ---------    -----------    -----------      ------------     -------------
BALANCE, January 1, 1998                                 5,036,132    $ 4,573,850    $   301,414      $ 2,235,047       $ 7,110,311
                                                         ---------    -----------    -----------      -----------       -----------
Stock-based compensation (Note 10)                              --             --         28,498               --            28,498
Exercise of stock options (Note 10)                         50,399         69,299             --               --            69,299
Issuance of contingent shares (Note 15)                     78,000         87,880             --          (87,880)               --
Net loss for the year                                           --             --             --       (2,284,812)       (2,284,812)
                                                         ---------    -----------    -----------      -----------       -----------
BALANCE, December 31, 1998                               5,164,531      4,731,029        329,912         (137,645)        4,923,296
Stock-based compensation (Note 10)                              --             --         43,217               --            43,217
Exercise of stock options (Note 10)                         81,086        111,806             --               --           111,806
Acquisition of Fast Forward Marketing, Inc. ("FFM")
  (Note 20)                                                670,000        489,100             --               --           489,100
Net loss for the year                                           --             --             --         (946,635)         (946,635)
                                                         ---------    -----------    -----------      -----------       -----------
BALANCE, December 31, 1999                               5,915,617      5,331,935        373,129       (1,084,280)        4,620,784
Stock-based compensation (Note 10)                              --             --          1,741               --             1,741
Exercise of stock options (Note 10)                         39,766         58,815             --               --            58,815
Issuance of warrants in connection with financing
  (Notes 7 and 19)                                              --             --        126,000               --           126,000
Net loss for the year                                           --             --             --       (2,750,777)       (2,750,777)
                                                         ---------    -----------    -----------      -----------       -----------
BALANCE, December 31, 2000                               5,955,383    $ 5,390,750    $   500,870      $(3,835,057)      $ 2,056,563
                                                         =========    ===========    ===========      ===========       ===========

                     See accompanying summary of accounting
            policies and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

           INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS (NOTE 19)

                                                                                Years ended December 31,
                                                                    -----------------------------------------------
                                                                        2000              1999              1998
                                                                    -----------       -----------       -----------
Cash flows from operating activities:
   Net loss                                                         $(2,750,777)      $  (946,635)      $(2,284,812)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                   1,827,498         1,657,984         1,550,887
      Provision for losses on accounts receivable                       181,934           173,000            66,000
      Provision for inventory write-offs                                186,500                --           136,900
      Loss on disposal of property and equipment                             --             6,335                --
      Amortization of deferred income                                        --                --            47,229
      Deferred income taxes                                             191,915                --          (604,167)
      Stock-based compensation expense                                    1,741            43,217            28,498
      Increase (decrease) from changes in operating assets and
        liabilities, net of business acquired:
            Accounts receivable                                         733,573        (2,103,923)        3,155,700
            Inventories                                                (290,555)         (144,157)         (504,323)
            Prepaid expenses                                            (77,868)         (156,072)         (110,836)
            Royalty and commission advances                             157,130           110,749            35,333
            Income taxes receivable                                          --           117,281          (117,281)
            Other current assets                                        (29,705)            9,384           (42,550)
            Accounts payable                                           (165,895)            9,223        (2,409,688)
            Accrued royalties                                          (255,897)          259,906           (97,028)
            Accrued expenses                                            221,665          (105,887)         (103,687)
            Income taxes payable                                             --                --          (130,275)
            Customer deposits                                           120,300            (5,317)           30,980
            Other liabilities                                           (28,665)         (120,162)               --
                                                                    -----------       -----------       -----------
Net cash provided by (used in) operating activities                      22,894        (1,195,074)       (1,353,120)
                                                                    -----------       -----------       -----------
Cash flows from investing activities:
   Purchases of property and equipment                                  (64,107)          (20,934)          (35,098)
   Additions to production costs                                     (1,365,357)       (1,354,229)       (1,203,262)
   Additions to acquisition cost                                             --          (283,116)               --
   Cash acquired from FFM acquisition                                        --           304,779                --
                                                                    -----------       -----------       -----------
Net cash used in investing activities                                (1,429,464)       (1,353,500)       (1,238,360)
                                                                    -----------       -----------       -----------
Cash flows from financing activities:
   Proceeds from bank line of credit                                  1,000,000         1,320,000         1,700,000
   Proceeds from subordinated line of credit                            100,000         2,200,000                --
   Repayment on bank line of credit                                          --        (2,000,000)               --
   Proceeds from exercise of stock options                               58,815           111,806            69,299
                                                                    -----------       -----------       -----------
Net cash provided by financing activities                             1,158,815         1,631,806         1,769,299
                                                                    -----------       -----------       -----------
Net decrease in cash and cash equivalents                              (247,755)         (916,768)         (822,181)

Cash and cash equivalents, beginning of year                            643,765         1,560,533         2,382,714
                                                                    -----------       -----------       -----------
Cash and cash equivalents, end of year                              $   396,010       $   643,765       $ 1,560,533
                                                                    ===========       ===========       ===========

                 See accompanying summary of accounting policies
                and notes to consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES


BUSINESS

Intervisual Books, Inc. ("IBI") was incorporated in California in 1975. IBI is engaged in creating, packaging and producing of pop-up and dimensional novelty books for domestic and international distribution. IBI distributes through many publishers in the United States. In May 1999, IBI acquired Fast Forward Marketing, ("FFM"). Pursuant to the merger agreement, FFM became a wholly owned subsidiary of IBI. FFM provides sales and marketing services in the video, audio and book publishing industries throughout the United States. FFM purchases its product from major motion picture studios and/or independent video producers and sells directly to video retailers including children's educational stores, gift shops, museum stores, educational distributors, and direct mail catalogs.

As used herein, the term the "Company" means Intervisual Books, Inc. and Subsidiary, and the term "IBI" means Intervisual Books, Inc., exclusive of such subsidiary.

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

REVENUE RECOGNITION

The Company recognizes revenues upon shipment of product, at which time title passes to the customer. The Company records a provision for estimated future returns.

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

Production costs related to videos include amounts incurred for duplication, editing, and packaging. The costs are stated at the lower of cost or net realizable value and are amortized over the greater of the number of units sold divided by total units estimated to be sold or straight line basis over the life of the product.

Amortization of book and video production costs included in cost of sales for 2000, 1999, and 1998 was $1,464,290, $1,432,137, and $1,454,923.

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

INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

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

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES


EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128), which requires presentation of basic and diluted earnings per share. Basic earnings
(loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock, but does not include the impact of securities that would be antidilutive. During the three years ended December 31, 2000, these securities were not included in the computation of diluted loss per share as they were antidilutive.

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the methods and assumptions used to estimate the fair value of each class of the Company's financial instruments is as follows:

Cash equivalents, receivables, and accounts payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

The fair value of the Company's lines of credit approximates their carrying value due to the interest rates on these instruments which approximates the rate the Company could borrow at December 31, 2000 and 1999.

SEGMENTS OF AN ENTERPRISE

During the year ended December 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) issued by the FASB is effective for financial statements with fiscal years beginning after December 15, 1997. SFAS 131 requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. Adoption of SFAS 131 did not have an impact on the Company's financial position or results of operations. Adoption of SFAS 131 resulted in expanded disclosures for the year and all prior periods. See
Note 18, Segment Information.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                         SUMMARY OF ACCOUNTING POLICIES


NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in the financial statements. SAB 101 must be applied to the financial statements no later than the fourth quarter of fiscal years ending after December 15, 2000. The Company adopted SAB 101 during the year ended December 31, 2000, and it had no impact on the Company's financial position or results of operations and cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN 44) Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25. FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. During the year ended December 31, 2000, the Company adopted FIN 44 in accounting for stock options (see Note 10).

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior year's amounts to the current year's presentation.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - LIQUIDITY

For the past three years, the Company reported a loss of ($2,750,777), ($946,635) and ($2,284,812) in 2000, 1999 and 1998. In addition, the Company had an outstanding indebtedness of $4,775,000, $2,475,000 with a bank and $2,300,000 subordinated debt with a private party, both of which expire in May 2001. In April 2001, the Company obtained an extension on both its bank line of credit and subordinated debt through June 30, 2002 (see Notes 6 and 7).

The Company expects positive cash flow from operations for 2001. The Company also implemented additional executive salary cuts and eliminated certain positions and is closely managing its cash and inventory levels. In addition, the Company is considering other possible strategic alternatives, including raising additional equity and/or debt financing. As of the date of this filing, the Company is in talks with a number of potential investors and lenders but has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available to the Company on acceptable terms. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected. No assurance can be given that these results from operations or transactions will occur.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable relates to sales to traditional publishing customers as well as sales under the IBI self-publishing program and FFM sales to video retailers. Sales under the self-publishing program and videos are subject to returns. FFM has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for sales returns and doubtful collections has been provided. The reserve accounts require the use of significant estimates.

Accounts receivable are summarized as follows:

                                                 2000              1999
                                             -----------       -----------
Accounts receivable                          $ 6,217,764       $ 6,668,439
Less: Allowance for possible losses             (284,374)         (173,857)
Less: Allowance for sales returns               (754,413)         (400,098)
                                             -----------       -----------
Accounts receivable, net                     $ 5,178,977       $ 6,094,484
                                             ===========       ===========

NOTE 3 - INVENTORY

Inventories consist of the following:

                                                 2000              1999
                                             -----------       -----------
Materials                                    $   444,360       $   433,527
Finished goods                                 1,668,169         1,409,711
Less:  Allowance for obsolete inventory         (229,736)          (64,500)
                                             -----------       -----------
Total inventory                              $ 1,882,793       $ 1,778,738
                                             ===========       ===========

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - PROPERTY AND EQUIPMENT

The major classes of property and equipment and the related estimated useful lives are as follows:

                                                  December 31,
                                          ---------------------------           Estimated
                                              2000            1999             Useful Lives
                                          -----------     -----------          ------------
Computers                                 $ 1,325,719     $ 1,284,250             5 years
Office furniture and equipment                603,195         581,482           5-7 years
Leasehold improvements                         69,076          68,151             5 years
                                          -----------     -----------
                                            1,997,990       1,933,883
Less accumulated depreciation              (1,798,736)     (1,668,222)
                                          -----------     -----------
                                          $   199,254     $   265,661
                                          ===========     ===========

Depreciation expense on property and equipment was $130,514, $161,771, and $95,964 for the years ended December 31, 2000, 1999, and 1998.

NOTE 5 - CUSTOMER DEPOSITS

Customer deposits of $182,964 and $62,664, recorded at December 31, 2000 and 1999, consist of cash advances received from publishers prior to printing, assembly and shipping of the related products.

NOTE 6 - LINE OF CREDIT WITH A BANK

The Company has a revolving line of credit facility with a bank that provides a credit line of up to $2,500,000, subject to certain covenants. Advances under the facility bear interest at prime (9.5% as of December 31, 2000) plus 2.5%, and are secured by the Company's assets. In April, 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank's prime rate. In addition, certain financial covenants for the year ending December 31, 2000 were amended. Pursuant to the amended agreement, the Company is required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company agreed to pay to the bank a fee of $25,000.

At December 31, 2000 and 1999, the Company had an outstanding indebtedness of $2,475,000 and $1,475,000, respectively, as well as $0 and $76,400, in outstanding letters of credit. The Company was in compliance with all financial statement covenants as of December 31, 2000, as amended.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - LINE OF CREDIT WITH A PRIVATE PARTY

The Company has a subordinated revolving line of credit facility with a private party that provides for a line of credit of up to $2,300,000. The line of credit is subordinated to the bank line of credit discussed in Note 6. Advances under this line bear interest at 5% above LIBOR (6.401% at December 31, 2000) and are secured by the Company's assets.

This agreement, which was originally scheduled to expire on May 13, 2000, included a clause which allowed the Company to extend the line of credit for an additional year. On March 23, 2000, the Company exercised its option to extend the line of credit in exchange for the issuance of warrants to purchase 150,000 shares of the Company's common stock. The warrants are exercisable for up to two years after the issue date at a price of $1.7325, which represented the average trading price of the Company's stock for the 20-day period prior to May 13, 2000 (the extension date). The value of these warrants, or $126,000, which was calculated based on the fair market value at the date of extension, was recorded as additional paid-in capital and prepaid expense and is being amortized over the remaining term of the loan.

In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility until June 30, 2002. As amended, the lender is no longer obligated to make future advances under the line and the Company agreed to pay to the subordinated lender $250,000 in April of 2001 and $250,000 on or before March 15, 2002 which amounts are to be applied to the outstanding principal. In addition, the Company agreed to pay a fee of $10,000.

At December 31, 2000, the Company had an outstanding indebtedness of $2,300,000. The Company was in compliance with all covenants at December 31, 2000, as amended.

NOTE 8 - INCOME TAXES

Provisions (benefit) for income taxes included in the accompanying statements of operations consist of the following components:

                                       2000           1999            1998
                                    ---------      ---------       ---------
Currently payable:
      Federal                       $      --      $      --       $(117,300)
      State                                --             --             800
                                    ---------      ---------       ---------

                                           --             --        (116,500)
                                    ---------      ---------       ---------
Deferred:
      Federal                         163,807             --        (463,100)
      State                            28,108             --        (120,400)
                                    ---------      ---------       ---------

                                      191,915             --        (583,500)
                                    ---------      ---------       ---------

Income tax provision (benefit)      $ 191,915      $      --       $(700,000)
                                    =========      =========       =========

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - INCOME TAXES (CONTINUED)

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and effective tax rate:

                                                            2000           1999            1998
                                                            -----          -----           -----
Federal statutory tax rate                                  (34.0)%        (34.0)%         (34.0)%
Increase in taxes resulting from:
   Unrealized deferred tax asset                             46.5           27.7            11.1
   State taxes, net of federal income tax benefit            (5.8)           4.7              .5
   Other                                                       .8            1.6            (1.1)
                                                            -----          -----           -----
Effective tax rate                                            7.5%             -%          (23.5)%
                                                            =====          =====           =====

The types of temporary differences between the tax bases of assets and liabilities that give rise to the net deferred tax balance at December 31, 2000 and 1999 and their approximate tax effects, are as follows:

                                                                              2000              1999
                                                                          -----------       -----------
Assets:
   Deferred revenue                                                       $    72,900       $    25,000
   Allowance for doubtful accounts                                            113,300            70,000
   Reserve for sales and returns                                              225,400           160,000
   Reserve for royalty advances                                                42,200                --
   Inventory - uniform capitalization                                         193,600           165,000
   Accrued vacation                                                            53,900            54,000
   Deferred rent                                                                3,400             4,800
   Depreciation                                                                19,600            20,000
   Severance costs                                                             57,800            27,000
   Inventory reserves                                                          91,500            26,000
   Cash to accrual Sec. 481(a)                                                237,800                --
   Net operating loss carryforwards                                         1,634,200         1,200,000
                                                                          -----------       -----------
   Deferred tax assets                                                      2,745,600         1,751,800
                                                                          -----------       -----------
Liabilities:
   Excess tax amortization of production costs and depreciation over
     book amortization and depreciation                                      (116,300)         (117,000)
   Royalties payable                                                           (3,200)           (5,000)
                                                                          -----------       -----------
   Deferred tax liabilities                                                  (119,500)         (122,000)
                                                                          -----------       -----------
   Net deferred tax asset before valuation allowance                        2,626,100         1,629,800
   Less:  Valuation allowance                                              (2,376,100)       (1,186,600)
                                                                          -----------       -----------
   Net deferred tax asset                                                 $   250,000       $   443,200
                                                                          ===========       ===========

At December 31, 2000, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $4,400,000 that expire in various dates beginning in 2018 through 2020.

The Company evaluated the net deferred tax asset of $2,626,100, taking into consideration projected operating results, and determined that a valuation allowance of $2,376,100 should be established. The Company believes it is more likely than not that the deferred tax asset of $250,000 will be realized.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - RIGHTS INCOME

During 2000, 1999, and 1998, the Company sold the direct marketing rights to a third party to produce and sell two, nine and two of the Company's titles for a non-refundable fee of approximately $140,000, $600,000 and $200,000, respectively. The Company fulfilled all obligations under these agreements prior to recognizing revenue.

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

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMON STOCK OPTIONS (CONTINUED)

Nonstatutory Stock Options ("NSSO")

During 1997, the Company granted nonstatutory stock options to purchase an aggregate of 600,000 shares of common stock to three individuals, as an inducement to join the Company, of which 125,000 have expired. These options are non-assignable and non-transferable, are exercisable over a seven year period from the date of grant and vest in various increments through 2000. The Company also issued NSSO to purchase 31,000 shares of common stock to the Chairman of the Board of the Company, subject to shareholder approval which was obtained in 1998. During 1998, the Company granted 125,000 NSSO to two individuals as an inducement to join the Company, of which 2,500 was exercised in 1999 and 33,100 were exercised in 2000. During 1999, the Company granted 25,000 NSSO to a director of the Company and 75,000 NSSO to an outside consultant of the Company for services rendered. Due to the acquisition of FFM in May 1999, the Company issued NSSO to purchase 350,000 shares of common stock to three individuals who were employees of FFM, of which 97,500 have expired. All such options have an exercise price equal to the closing price of the Company's common stock on the date of grant and were outside of any existing Company stock option plan.

In November 1999, the Company's Board of Directors amended the exercise price from $1.50 to $1.25 per share for 506,000 options granted to three employees of the Company. These options are subject to variable plan accounting. During 2000, no compensation expense was recorded because the stock price at December 31, 2000 was less than the stock price on the date on which the variable plan accounting went into effect.

1999 Stock Option Plan "SOP"

Under the terms of the Company's SOP, options to purchase 500,000 shares of common stock can be issued to attract and retain the best available personnel for positions of substantial responsibility as officers, directors, consultants, employees and others who perform valuable services. The plan terminates on June 23, 2009, unless the Board decides to terminate at an earlier date. The exercise price of options granted under the Plan shall be not less than 110% of the fair market value of the shares for grants to holders owning more than 10% or more of the outstanding stock. The options granted under the Plan shall vest at a minimum rate of 20% per year over the period of five years from the grant date. During 2000, the Company granted 114,500 options to employees and directors under the SOP, of which 25,000 have expired.

Non-employee Options

Under the Company's Non-qualified Stock Option Plan, Directors Stock Option Plan and Non-Statutory Stock Options, the Company granted 37,500, 112,500 and 37,500 options to non-employees during 2000, 1999 and 1998, respectively. As a result, the Company recorded non-cash compensation expense related to these options of $1,741, $43,217 and $28,498 in 2000, 1999 and 1998 with a corresponding credit to additional paid-in capital.

All options have an exercise price equal to the closing price of the Company's common stock on the date of grant. The weighted average price of options granted during the years are included in the option activity table below.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMON STOCK OPTIONS (CONTINUED)

Option activity within each plan is as follows:

                                                               Non-
                                              Incentive     Qualified     Directors      Non-        1999      Weighted
                                                Stock         Stock         Stock      Statutory     Stock     Average
                                               Option        Option        Options       Stock       Option     Price
                                                Plans         Plans         Plan        Options       Plan     Per Share
                                              ---------     ---------     ---------    ---------    -------    ---------
BALANCE OUTSTANDING, January 1, 1998           270,166       200,000       92,500       631,000          --     $1.58

  Options granted range from $1.50 to
    $2.75 per share                             92,250            --       12,500       125,000          --      2.05
  Options expired range from $1.375 to
    $2.75 per share                            (73,999)           --           --      (125,000)         --      1.56
                                               -------       -------      -------     ---------     -------     -----
BALANCE OUTSTANDING, December 31, 1998         288,417       200,000      105,000       631,000          --      1.61

  Options granted range from $1.25 to
    $1.38 per share                             50,000        69,000       37,500       976,000          --      1.25
  Options expired range from $1.375 to
    $2.75 per share                            (47,582)           --           --            --          --      2.29
  Options exercised range from $1.375 to
    $1.50 per share                            (48,586)      (30,000)          --        (2,500)         --      1.38
  Options cancelled range from $1.38 to
    $1.625 per share                           (50,000)      (69,000)          --      (506,000)         --      1.48
                                               -------       -------      -------     ---------     -------     -----
BALANCE OUTSTANDING, December 31, 1999         192,249       170,000      142,500     1,098,500          --      1.41

  Options granted range from $1.50 to
    $1.73 per share                                 --            --       37,500            --     114,500      1.54
  Options expired range from $1.25 to
    $3.875 per share                           (41,833)      (20,000)     (35,000)      (97,500)    (25,000)     1.77
  Options exercised range from $1.375 to
    $1.50 per share                             (1,666)       (5,000)          --       (33,100)         --      1.48
                                               -------       -------      -------     ---------     -------     -----
BALANCE OUTSTANDING, December 31, 2000         148,750       145,000      145,000       967,900      89,500     $1.40
                                               =======       =======      =======     =========     =======     =====
BALANCE EXERCISABLE, December 31, 2000         138,504       145,000       79,165       798,733      29,843     $1.39
                                               =======       =======      =======     =========     =======     =====

Information relating to stock options at December 31, 2000 summarized by exercise price are as follows:

                                                           Outstanding                                  Exercisable
                                             ---------------------------------------------     ----------------------------
                                                                 Weighted Average                     Weighted Average
                                             ---------------------------------------------     ----------------------------
Exercise Price Per Share                     Shares        Life (Months)    Exercise Price     Shares        Exercise Price
------------------------                     -------       -------------    --------------     ------        --------------
Incentive Stock Option Plan:
   $1.38                                      68,000           47.9            $1.38             68,000          $1.38
   $1.25                                      50,000           21.0             1.25             50,000           1.25
   $2.75                                      30,750           85.5             2.75             20,504           2.75
                                             -------          -----            -----            -------          -----
                                             148,750           46.6            $1.62            138,504          $1.53
                                             =======          =====            =====            =======          =====
Non Qualified Stock Option Plan:
   $1.38                                      46,000           52.8            $1.38             46,000          $1.38
   $1.25                                      69,000           81.0             1.25             69,000           1.25
   $2.06                                      30,000           67.5             2.06             30,000           2.06
                                             -------          -----            -----            -------          -----
                                             145,000           69.3            $1.46            145,000          $1.46
                                             =======          =====            =====            =======          =====
Directors Stock Option Plan:
   $1.75                                       5,000           78.0            $1.75              5,000          $1.75
   $2.06                                      32,500           61.5             2.06             32,500           2.06
   $2.50                                      22,500           54.0             2.50             22,500           2.50
   $2.75                                       5,000           85.5             2.75              3,334           2.75
   $2.19                                       5,000           91.0             2.19              3,332           2.19
   $1.38                                      37,500          103.0             1.38             12,499           1.38
   $1.63                                       7,500          116.0             1.63                  -              -
   $1.69                                      30,000          115.0             1.69                  -              -
                                             -------          -----            -----            -------          -----
                                             145,000           87.4            $1.87             79,165          $2.09
                                             =======          =====            =====            =======          =====
Nonstatutory Stock Options:
   $1.25                                     878,500           64.6            $1.25            730,167          $1.25
   $1.50                                      89,400           63.4             1.50             68,566           1.50
                                             -------          -----            -----            -------          -----
                                             967,900           64.5            $1.27            798,733          $1.27
                                             =======          =====            =====            =======          =====
1999 Stock Option Plan:
   $1.50                                      89,500          115.0            $1.50             29,843          $1.50
                                             =======          =====            =====            =======          =====

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - COMMON STOCK OPTIONS (CONTINUED)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company's consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 2000, 1999 and 1998 would have been increased to the pro forma amounts presented:

                                                                  2000            1999           1998
                                                              -----------     -----------     -----------
Net loss, as reported                                         $(2,750,777)    $  (946,635)    $(2,284,812)
Net loss, pro forma                                           $(2,926,530)    $(1,123,462)    $(2,564,154)

Basic and diluted net loss per common share, as reported      $      (.46)    $      (.17)    $      (.45)
Basic and diluted net loss per common share, pro forma        $      (.49)    $      (.19)    $      (.50)


The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2000, 1999 and 1998; expected life of options was 7 years, expected volatility of 58%, 18% and 15%, respectively, risk-free interest rate of 6.0%, 6.0% and 6.0%, respectively, and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2000, 1999 and 1998 was $.92, $.47 and $.75 per option.

NOTE 11 - COMMITMENTS

Operating Leases

The Company leases its facilities and certain equipment under various operating leases which expire at various dates through April 10, 2005. The facility lease has a renewal option to extend the lease for an additional five years at an agreed upon rental amount. Future minimum lease payments under the noncancelable portion of these leases having terms in excess of one year at December 31, 2000 are presented in the schedule below.

            Year              Amount
            ----            ---------
            2001            $ 252,335
            2002               49,310
            2003               30,708
            2004               29,120
            2005                5,058
                            ---------
                            $ 366,531
                            =========

Rent expense for the years ended December 31, 2000, 1999, and 1998 was $320,551, $285,243, and $248,622.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - COMMITMENTS (CONTINUED)

Employment Agreements

On January 13, 1997, the Company entered into an employment and compensation agreement with a new President and Chief Operating Officer. This agreement originally expired on December 31, 1999, but was extended to January 31, 2002. The minimum aggregate obligation under this agreement in 2001 is $292,000.

On October 1, 1997, the Company entered into an employment agreement and compensation agreement with the Chairman of the Board and Chief Executive Officer. This agreement, which originally was to expire on September 30, 2000, was extended through September 30, 2001. The Company shall pay the executive an initial annual salary of $250,000 subject to cost of living increases and annual Board evaluation. The agreement also allows for an additional payment of $60,000 annually in lieu of paying any life insurance premiums which benefit the executive. Additionally, the agreement provides $10,000 toward the cost of a long-term disability insurance policy. If such policy is not available, this amount is to be paid to the executive at year end.

On November 13, 1997, the Company reached an agreement with a new Executive Vice President and Chief Financial Officer for employment to begin January 1998. The employment agreement, effective January 19, 1998, was for an initial term of three years with compensation of $175,000 in the first year, $183,750 in the second year and $192,950 in the third year. This employment agreement expired on January 19, 2001. The Company entered into a change of control agreement with the executive, effective September 6, 2000, for a term of 12 months. This agreement provides for a success bonus to be paid to the executive in the event of a change in control of the company.

On May 12, 1999, the Company entered into an employment and compensation agreement with a Senior Vice President of Sales and Marketing. This agreement expires May 12, 2001, unless further extended or sooner terminated as provided in the agreement. The Company shall pay the executive $162,500 per year plus a commission of 3/4% of the amount of sales from the book division in excess of $15,000,000, plus 1/2% of the amount of sales from the video division in excess of $15,000,000. Additionally, the agreement provides for $1,500 per year toward the cost of a life insurance policy.

On August 16, 2000, the Company amended an employment and compensation agreement with the President of Video and New Media Division. This agreement, which expires May 2002 unless further extended or sooner terminated as provided in the agreement, provides for compensation of $78,000 per annum. Pursuant to his previous Employment Agreement, the executive was granted options to purchase 140,000 shares of the Company's common stock. Additionally on August 16, 2000, the Company entered into a sales representative agreement with the executive which expires on May 11, 2002. Under this agreement, the executive will be entitled to a finders' fee for acting as IBI's agent in acquiring product from independent suppliers which the Company will distribute under a fee arrangement. This agreement also provides for commission to be paid on the sale of advertising materials, such as magazine inserts, sales aids, advertising premiums and packaging materials.

Consulting Agreement

On November 1, 1996, the Company entered into a consulting agreement with the former President, expiring on December 31, 2001. In August 2000, the Company amended the original agreement, which extended the agreement through May 31, 2003 and decreased monthly payments from $10,000 to $5,000. As a result, the Company recorded an expense of $104,516 with a related liability at December 31, 2000 as the Company determined it to be a period cost. At December 31, 2000, the Company has a remaining liability of $145,000 under the agreement, of which the short-term portion of $60,000 has been classified as accrued expenses and the long-term portion of $85,000 has been classified as other liabilities.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - BUSINESS AND CREDIT CONCENTRATIONS

The Company had one customer who accounted for approximately 13% of net sales in 1998.

At December 31, 2000, the Company had one customer who accounted for approximately 16% of accounts receivable. The Company had one customer who accounted for approximately 16% of accounts receivable as of December 31, 1999 and two customers who accounted for approximately 40% of accounts receivable as of December 31, 1998.

The Company had three vendors who accounted for approximately 46% of net purchases for the year ended December 31, 2000. The Company had two vendors who accounted for approximately 35% of net purchases for the year ended December 31, 1999 and three vendors who accounted for approximately 72% of net purchases for the year ended December 31, 1998.

The Company had three vendors who accounted for approximately 43% of accounts payable at December 31, 2000. The Company had two vendors who accounted for approximately 39% of accounts payable as of December 31, 1999 and three vendors who accounted for approximately 80% as of December 31, 1998.

NOTE 13 - PURCHASES

The Company does not have manufacturing facilities. Most of the Company's products are manufactured by four printers located in Hong Kong, Colombia, Thailand, and Singapore. The Company's operations are subject to the customary risks of doing business abroad.

NOTE 14 - EMPLOYEE BENEFIT PLAN

The Company maintains a qualified defined contribution employee benefit plan (the "401(k) plan") covering substantially all employees who have been employed for greater than one year and are at least 21 years of age. The Company may make a matching contribution of an amount equal to a specified percentage of employee contributions. In addition, the Board of Directors may further elect to make discretionary contributions. As of June 1, 1998, the Company's matching contribution was suspended. Total contributions made by the Company to the 401(k) plan during the years ended December 31, 2000, 1999 and 1998 were $0, $0 and $19,421.

NOTE 15 - RELATED PARTY TRANSACTIONS

MERGER WITH THE HUNT CREATIVE GROUP

On March 20, 1998, the Company signed an agreement and plan of merger with the Hunt Group, a related party, pursuant to which the Hunt Group was merged with and into the Company. The merger was approved by the Company's shareholders at its annual meeting on July 22, 1998. The merger was accounted for as a combination of entities under common control, which is accounted for in a similar manner as a pooling of interests and the financial statements were restated to include the results of the Hunt Group for all periods presented. Under the terms of the agreement, the Company issued to the Hunt Family Trust, sole shareholder of the Hunt Group, 250,000 shares of the Company's stock for all the outstanding stock of the Hunt Group. Additionally, the agreement called for an additional 78,000 contingent shares to

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - RELATED PARTY TRANSACTIONS (CONTINUED)

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

NOTE 16 - FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2000, the Company recorded adjustments that increased its net loss by approximately $683,000, which primarily consists of $75,000 reserve for royalty advances, $150,000 reserve for obsolete inventory, $105,000 relating to the extension of a consulting agreement with the Company's former President, $125,000 additional bad debt reserves, and $192,000 adjustment to the deferred tax asset. The Company believes it is impracticable to determine which quarterly period the aforementioned adjustments relate to.

In the fourth quarter of 1998, the Company recorded net adjustments that increased its net loss by approximately $525,000, which principally consists of $155,000 write-off of various accounts receivable, $63,000 write-off of inventory materials, recording $121,500 inventory reserves, $43,000 write-off of book production costs, and $99,500 write-off of royalty advances. The Company believes it is impraticable to determine which quarterly period the aforementioned adjustments relate to.

NOTE 17 - EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings (loss) per share:

                                                                  2000              1999               1998
                                                                ---------         ---------         ---------
Basic and diluted weighted average shares outstanding           5,939,550         5,633,121         5,110,317
                                                                =========         =========         =========

Options and warrants to purchase 1,646,150, 1,603,249 and 1,224,417 shares were outstanding during the years ended 2000, 1999, and 1998, respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SEGMENT INFORMATION

The Company's operations are classified into two principal reportable industry segments: (a) video distribution sales which involves the sales and marketing to video retailers, including children's educational stores, gift shops, museum stores and educational distributors and (b) sales from the production of pop-up and dimensional novelty books for domestic and international distribution.

December 31, 2000                           Video              Book           Combined
-----------------                       ------------      ------------      ------------
Net sales to unaffiliated customers     $  9,061,525     $ 10,249,298      $ 19,310,823
Operating income (loss)                      287,027       (2,285,159)       (1,998,132)
Identifiable assets                        5,981,999        6,487,833        12,469,832
Capital expenditures                          50,558           13,549            64,107
Additions to production costs                      -        1,365,357         1,365,357
Depreciation and amortization                107,578        1,719,920         1,827,498
Interest expense                             175,000          415,344           590,344
Interest income                                6,834           22,780            29,614

December 31, 1999                           Video              Book           Combined
-----------------                       ------------      ------------      ------------
Net sales to unaffiliated customers     $  5,951,350      $ 11,723,347      $ 17,674,697
Operating loss                              (197,771)         (507,900)         (705,671)
Identifiable assets                        2,174,730        11,788,323        13,963,053
Capital expenditures                           9,730            11,204            20,934
Additions to production costs                  9,883         1,344,346         1,354,229
Depreciation and amortization                 81,378         1,576,606         1,657,984
Interest expense                              14,609           272,791           287,400
Interest income                                5,227            41,209            46,436

The difference between segment assets and consolidated assets at December 31, 2000 and 1999 is due to the corporate asset of goodwill not directly attributable to the operating segments.

For the year ended December 31, 1998, the Company operated as one segment.

Export sales, which account for a significant portion of the Company's revenues, are summarized by geographic areas as follows. All export sales are derived from the book segment of the Company.

For the year December 31,                   2000              1999              1998
-------------------------               ------------      ------------      ------------
Europe                                  $  2,439,000     $  4,028,000      $  3,387,000
Asia                                         444,000        1,212,000           448,000
Other                                        390,000        1,094,000         1,127,000
                                        ------------     ------------      ------------
Total export sales                      $  3,273,000     $  6,334,000      $  4,962,000
                                        ============     ============      ============

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - SUPPLEMENTAL CASH FLOW DISCLOSURES

(a) Cash paid:

During the years ended December 31, 2000, 1999, and 1998, the Company paid interest of $427,844, $284,129, and $51,186.

The Company paid state income taxes of $800 for the three years ended December 31, 2000, 1999, and 1998.

(b) Non-cash transactions:

On July 1, 2000, the Company purchased the rights to certain book titles from a third party. As a result, approximately $357,000 that had previously been advanced to the third party was transferred to book production costs, and will be amortized in accordance with the Company's amortization policy.

On May 13, 2000, in consideration for extending the subordinated line of credit with a private party for an additional year, the Company issued warrants to purchase 150,000 shares of common stock. As a result, the Company recorded $126,000 as additional paid-in capital and prepaid expense, which is being amortized over the remaining term of the line of credit. At December 31, 2000, the unamortized portion was $47,250 (see Note 7).

On May 14, 1999, the Company entered into a merger agreement to acquire Fast Forward Marketing, "FFM". Under this agreement, the Company issued 670,000 shares of its common stock, valued at $489,100 and a cash payment of $150,000.

NOTE 20 - ACQUISITION OF FAST FORWARD MARKETING

On May 14,1999, the Company completed the acquisition of Fast Forward Marketing, Inc., ("FFM"). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount was due if Fast Forward achieved between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement was met. No payment was made as the target was not achieved. Of the 670,000 shares issued, 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees valued at $89,130 under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years, whichever is less.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - ACQUISITION OF FAST FORWARD MARKETING (CONTINUED)

This transaction has been accounted for as a purchase. The estimated fair value of assets acquired and liabilities assumed relating to the FFM acquisition is summarized below:

                                              Amount
                                            ----------
Working capital, excluding note payable     $  (688,471)
Property, plant and equipment                   195,377
Goodwill                                      1,587,194
Note payable                                   (455,000)
                                            -----------

The following unaudited supplemental information is provided on a pro forma basis as if the acquisition occurred on January 1, 1998. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                             Year ended
                                            December 31,
                                                1999
                                            ------------
Revenues                                    $22,194,000
Loss from operations                           (971,000)
Net loss                                     (1,258,000)
Net loss per share, basic and diluted             (0.22)

NOTE 21 - QUARTERLY RESULTS (UNAUDITED)

Quarterly results for the years ended December 31, 2000 and 1999 are reflected below:

                                                   FIRST            SECOND           THIRD          FOURTH(a)
                                                -----------      -----------      -----------      -----------
2000

Net sales                                       $ 3,729,815      $ 4,522,891      $ 6,193,865      $ 4,864,252
Gross profit                                    $   938,742      $   843,080      $ 1,320,604      $   424,876
Net loss                                        $  (417,719)     $  (602,135)     $  (194,802)     $(1,536,121)
Basic and diluted loss per share                $      (.07)     $      (.10)     $      (.03)     $      (.26)

1999

Net sales                                       $ 1,519,054      $ 3,758,161      $ 6,597,116      $ 5,800,366
Gross profit                                    $   451,723      $   835,957      $ 1,562,297      $ 1,456,387
Net income (loss)                               $  (383,377)     $  (438,600)     $    75,936      $  (200,594)
Basic and diluted earnings (loss) per share     $      (.07)     $      (.08)     $       .01      $      (.03)
                                                ===========      ===========      ===========      ===========

(a) Includes fourth quarter adjustments. See Note 16 to the consolidated financial statements.

                     INTERVISUAL BOOKS, INC. AND SUBSIDIARY

                     SCHEDULE II - VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES


Column A                                          Column B         Column C          Column D      Column E
--------                                         ----------      ------------      -------------   ---------
                                                                  Additions
                                                 Balance at       Charged to                        Balance
                                                 Beginning        Costs and                        at End of
Description                                       of year        Expenses (b)      Deductions(a)     Year
                                                 ----------      ------------     --------------   ---------
Allowance for possible losses on
   receivables

Year ended December 31,

   2000                                           $174,000       $  182,000       $   (72,000)     $284,000

   1999                                            175,000          173,000          (174,000)      174,000

   1998                                            128,000           66,000           (19,000)      175,000

Allowance for sales returns

Year ended December 31,

   2000                                           $400,000       $1,432,000       $(1,078,000)     $754,000

   1999                                            484,000        1,216,000        (1,300,000)      400,000

   1998                                             75,000          409,000                --       484,000

Allowance for inventory write-offs

Year ended December 31,

   2000                                           $ 64,500       $  186,500       $   (21,000)     $230,000

   1999                                            136,900               --           (72,400)       64,500

   1998                                                 --          136,900                --       136,900

Allowance for royalty advances

Year ended December 31,
   2000                                           $     --       $  276,000       $  (170,000)     $106,000

(a) Write-off of uncollectible accounts and adjustments to reserve.

(b) Additions also include reserve from FFM.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        The executive officers and directors of the Company are as follows:


Name                          Age        Position
----                          ---        --------
Waldo H. Hunt                 80         Chairman of the Board, Chief Executive Officer, Director
Nathan N. Sheinman            51         President, Chief Operating Officer, Director
Dan P. Reavis                 51         Executive Vice President, Chief Financial Officer, Director
Steven D. Ades                52         President, Video and New Media Division, Director
Steven F. Wallace             47         Senior Vice President-Sales and Marketing
Gail A. Thornhill             48         Controller, Secretary
Dr. Neil G. Berkman           51         Director
Gordon Hearne                 77         Director
Leonard William Jaffe         82         Director
Wong Weng Foo                 58         Director

        Directors of the Company hold office until the next annual meeting of the stockholders, or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors subject to the provisions of their employment contracts, if any.

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

        Gordon Hearne became a director of the Company in February 1996. He was a principal of Hearne & Spector, an advertising agency formed in March 1995 until October 1999. Mr. Hearne was previously employed by the Company as director of its commercial division and later as marketing director of the division from June 1985 to June 1991 when the commercial division was sold to R.R. Donnelley. After such sale, he continued working as a consultant to an affiliate of R. R. Donnelly until February 1995.

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

        Wong Weng Foo became a director of the Company in August 2000. Mr. Wong has been a shareholder of T.Y. Wong Pte Ltd., a private investment company in Singapore, since its inception in 1968 and a director of the company since 1980. He was a shareholder and founder of Sirivatana Palace Press in Thailand, a manufacturer of pop-up and novelty books, from 1992 to 1999 when the company was sold.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms furnished to the Company and certain written representations, the Company believes that during the last fiscal year Section 16(a) late filings applicable to its officers, directors and greater than 10-percent beneficial owners were as follows: Mr. Hunt filed in March 2001 after the 45th day of the year a Form 5 disclosing acquisitions of Company stock through Mr. Hunt's 401(k) plan account and a gift of the company's stock by Mr.Hunt; Mr. Hearne, Ms. Thornhill and Mr. Wallace filed in March 2001 after the 45th day of the year Form 5's concerning the grant of stock options; Mr. Berkman and Mr. Jaffe filed in April 2001 Form 5's concerning the grant of stock options; and Mr. Wong filed in April 2001 a Form 3 concerning the grant of stock options.

Item 11. EXECUTIVE COMPENSATION

Cash Compensation

        The following table sets forth in the prescribed format the compensation paid to all person's serving as the Company's Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered in all capacities during the Company's last three fiscal years:

                           SUMMARY COMPENSATION TABLE



                                                                                              LONG-TERM
                                                 ANNUAL COMPENSATION                        COMPENSATION
                                                                                              Securities
                                                                            Other Annual       Underlying       All Other
    Name and                                  Salary             Bonus      Compensation        Options       Compensation
Principal Position             Year (1)        ($)               ($)          ($) (2)            (#)           ($) (3)
------------------             --------       -------            -----      ------------    -------------     ------------
Waldo H. Hunt                    2000          84,375              --           60,000               --              --
Chairman, CEO                    1999         215,625              --           66,120          150,000              --
                                 1998         235,416              --           69,179               --           3,125

Nathan N. Sheinman               2000         220,000              --               --               --              --
President, COO                   1999         238,958              --               --          300,000              --
                                 1998         258,958              --               --               --           5,115

Dan P. Reavis                    2000         150,000              --               --               --              --
Executive Vice President         1999         165,833              --               --          175,000              --
CFO                              1998         156,939              --               --               --

Steven Ades                      2000         171,850              --               --               --              --
President, New Media Div         1999         158,125              --               --          140,000              --

Steven Wallace                   2000         150,000              --               --               --              --
Sr Vice President-Sales          1999          98,437              --               --          110,000              --

-------------

(1) Mr. Ades and Mr. Wallace joined the Company in May 1999 as part of the acquisition of Fast Forward Marketing, and no information is disclosed with respect to prior years for these executives.

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


                        OPTION GRANTS IN LAST FISCAL YEAR


                         Number of                                                            Potential Realizable
                         Securities                                                             Value at Assumed
                          Underlying        % of Total                                         Annual Rates of Stock
                           Options       Options Granted     Exercise                           Price Appreciation
                           Granted       To Employees In      Price        Expiration             for Option Term
Name                         (#)           Fiscal Year (%)      ($)            Date             5%              10%
----                     -----------     -----------------   --------      ----------         -----           ------
Waldo H. Hunt                 0                 0.0%             -               -               -               --
Nathan Sheinman               0                 0.0%             -               -               -               --
Dan Reavis                    0                 0.0%             -               -               -               --
Steven Ades                   0                 0.0%             -               -               -               --
Steven Wallace                0                 0.0%             -               -               -               --


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

                        AND FISCAL YEAR-END OPTION VALUES



                                                        Number of Securities                   Value of Unexercised
                         Shares                        Underlying Unexercised                 In-the-Money Options
                        Acquired       Value              Options at FY-End                       at FY-End(1)
                      On Exercise    Realized        Exercisable       Unexercisable        Exercisable     Unexercisable
 Name                      (#)           ($)             (#)                (#)                 ($)               ($)
---------------       -----------    --------        -----------       -------------        -----------     -------------
Waldo H. Hunt             None           N/A           150,000                 0                 0                 0
Nathan Sheinman           None           N/A           300,000                 0                 0                 0
Dan P. Reavis             None           N/A           175,000                 0                 0                 0
Steven Ades               None           N/A            46,667            93,333                 0                 0
Steven Wallace            None           N/A            55,000            55,000                 0                 0

(1) The amounts in this column are calculated using the difference between the closing market price of the Company's common stock at the Company's 2000 fiscal year-end and the option exercise prices. The closing market price of the Company's common stock was less than the option exercise prices.

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

        Employment Agreements. On January 13, 1997, the Company entered into an employment and compensation agreement with Mr.

Sheinman employing him as the Company's President and Chief Operating Officer. This agreement originally expired on December 31, 1999, but was extended to January 31, 2002. The minimum aggregate obligation under this agreement in 2001 is $292,000.

        On October 1, 1997, the Company entered into an employment and compensation agreement with Mr. Hunt employing him as the Company's Chairman of the Board and Chief Executive Officer. This agreement, which by its terms originally expired on September 30, 2000, was extended through September 30, 2001. The Company shall pay the executive an annual salary of $250,000 subject to cost of living increases and annual Board evaluation. The agreement also allows for an additional payment of $60,000 annually in lieu of paying any life insurance premiums which benefit the executive. Additionally, the agreement provides $10,000 toward the cost of a long-term disability policy. If such policy is not available, this amount is to be paid to the executive at year end.

        On November 13, 1997, the Company reached an agreement with Mr. Reavis for employment as its Executive Vice President and Chief Financial Officer for employment to begin January 1998. The employment agreement, effective January 19, 1998, was for an initial term of three years with compensation of $175,000 in the first year, $183,750 in the second year and $192,950 in the third year. This employment agreement expired on January 19, 2001. The Company entered into a change of control agreement with Mr. Reavis, effective September 6, 2000, for a term of 12 months. This agreement provides for a success bonus to paid to the executive in the event of a change in control of the Company.

        On August 16, 2000, the Company amended an employment and compensation agreement with Mr. Ades, the President of Video and New Media Division. This agreement, which expires May 2002 unless further extended or sooner terminated as provided in the agreement, provides for compensation of $78,000 per annum. Pursuant to his previous Employment Agreement, Mr. Ades was granted options to purchase 140,000 shares of the Company's common stock. Additionally on August 16, 2000, the Company entered into a sales representative agreement with Mr. Ades which expires on May 11, 2002. Under this agreement, Mr. Ades will be entitled to a finders fee for acting as IBI's agent in acquiring product from independent suppliers which the Company will distribute under a fee arrangement. This agreement also provides for commission to be paid to Mr. Ades on the sale of advertising materials, such as magazine inserts, sales aids, advertising premiums and packaging materials.

        On May 12, 1999, the Company entered into an employment and compensation agreement with Mr. Wallace employing him as the Company's Senior Vice President of Sales and Marketing. This agreement expires May 12, 2001, unless further extended or sooner terminated as provided in the agreement. The Company shall pay the executive $162,500 per annum plus a commission of 3/4% of the amount of sales from the book division in excess of $15,000,000, plus 1/2% of the amount of sales from the video division in excess of $15,000,000. Additionally, the agreement provides $1,500 per year toward the cost of a life insurance policy.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information concerning beneficial ownership of common stock of the Company as of February 28, 2001, by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's common stock, by each director of the Company, each executive officer named in the Summary Compensation Table, and by all current directors and officers as a group. Except as otherwise noted, the following shareholders have sole voting and investment power with respect to the shares indicated except to the extent that authority is shared by spouses under applicable law.


                                               Amount and Nature
                                                 of Beneficial            Percent
Name                                             Ownership(1)(2)          of Class
----                                           ------------------         --------
Waldo H. Hunt/The Hunt Trust (3)                   3,045,917                49.9
  2716 Ocean Park Blvd. #2020
  Santa Monica, CA 90405

Nathan N. Sheinman                                   300,000                 4.8

Dan P. Reavis                                        180,000                 2.9

Steven D. Ades/the Steven D. Ades and
  Laurie Levit Revocable Family Trust(4)
  2716 Ocean Park Blvd. #2020
  Santa Monica, CA 90405                             661,607                11.0

Neil G. Berkman                                       11,000                   *

Gordon Hearne                                         36,499                   *

Leonard W. Jaffe                                      30,499                   *

Wong Weng Foo                                              0                   *

All directors and executive officers
  as a group (10 persons)                          4,372,259                64.4

---------------

* Less than 1%

(1) Information relating to beneficial ownership of shares of Company common stock is based upon the rules set forth under the Securities Exchange Act of 1934. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2) Includes the following number of shares of common stock that may be purchased upon the exercise of options granted by the Company which are exercisable on February 28, 2001 or within 60 days thereafter: Mr. Hunt, 150,000; Mr. Sheinman, 300,000; Mr. Reavis, 175,000; Mr. Ades, 46,667; Mr.
Berkman, 11,000; Mr. Hearne, 35,999; Mr. Jaffe, 23,499; and all directors and executive officers as a group, 834,915.

(3) All such shares are owned of record either by Mr. Hunt or by Waldo H. Hunt and Patricia E. Hunt, Trustees of The Hunt Trust, UTA May 30, 1980, of which both Trustees have shared voting and investment power.

(4) All such shares are owned of record by Mr. Ades individually or by the trustees of the Ades Trust, both of which have shared voting and investment power.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has entered into indemnification agreements with its directors and certain selected officers whereby the Company has agreed to indemnify them against certain expenses. In addition, the Company entered into an indemnification agreement with Mr. Hunt and The Hunt Family Trust whereby the Company agreed to indemnify Mr. Hunt and the trust against costs, losses or damages incurred by them arising out of their guarantee of the Company's indebtedness under its bank revolving line of credit facililty.

        In May 1999, the Company acquired Fast Forward Marketing pursuant to the Merger. In connection with the Merger, the Company issued a total of 670,000 shares of its common stock, of which 594,940 shares were issued to the Ades Trust and the remaining 75,060 shares were issued to certain employees of Fast Forward Marketing pursuant to a pre-existing plan. Consideration for Fast Forward also included a contingent cash payment which would have been due in May 2000 if certain targets were met and an additional cash payment of $150,000 due May 1, 2001, subject to reduction for payment by the Company of certain tax withholdings. In connection with the Merger, the Hunt Trust and Mr. Ades and the Ades Trust entered into the Voting Agreement.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     The following documents are filed as part of this Report.

                1. Financial Statements. A list of financial statements is contained in "Index to Financial Statements" on page 19 hereof.

                2. Financial Statement Schedule. The following financial statement schedule of Intervisual Books, Inc., for the years ended December 31, 2000, 1999, and 1998 is filed as a part of this Report and should be read in conjunction with the Financial Statements of Intervisual Books, Inc.


Schedule                                                            Page
--------                                                            ----
  II            Valuation and Qualifying Accounts................... 44

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is indicated in the Financial Statements or Notes thereto.

                3.      Exhibits.

EXHIBIT
  NO.                                 DESCRIPTION
-------                               -----------
  3.1           Amended and Restated Articles of Incorporated (Incorporated by
                reference to Exhibit 3.1 to Registrant's Form 10-Q for the quarter ended September 30, 1999.)

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

  10.5* Non-employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form
                10-K for the fiscal year ended December 31, 1995.)

  10.6*         Consulting Agreement between the Company and Charles E. Gates
                (Incorporated by reference to Exhibit 10.13 to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996.)

  10.7* Nonstatutory Stock Option Agreement to purchase 200,000 shares of common stock between the Company Nathan N. Sheinman
                (Incorporated by reference to Exhibit 10.16 to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996.)

  10.8* Nonstatutory Stock Option Agreement to purchase 100,000 shares of common stock between the Company and Nathan N. Sheinman
                (Incorporated by reference to Exhibit 10.17 to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1996.)

  10.9          Office Lease between Watt Headquarters Limited

                Partnership and the Company dated August 8, 1996 (Incorporated by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  10.10         Second Lease Addendum between Watt Headquarters Limited
                Partnership and the Company dated December 3, 1996 (Incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  10.11         Amendment to Lease Agreement between Watt Headquarters Limited
                Partnership and the Company dated January 27, 1997 (Incorporated by reference to Exhibit 10.23 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)

  10.12* Form of Indemnification Agreement provided to Company's executive officers and directors (Incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.13*        Employment Agreement between the Company and Waldo H. Hunt
                (Incorporated by reference to Exhibit 10.19 to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1997.)

  10.14*        Nonstatutory Stock Option Agreement between the Company and
                Waldo H. Hunt (Incorporated by reference to Exhibit 10.20 to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.15*        Employment Agreement between the Company and Dan P. Reavis
                (Incorporated by reference to Exhibit 10.21 to Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 1997.)

  10.16*        Nonstatutory Stock Option Agreement between the Company and Dan
                P. Reavis (Incorporated by reference to Exhibit 10.22 to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.17         Indemnification Agreement between the Company and Waldo Hunt and
                The Hunt Family Trust (Incorporated by reference to Exhibit
                10.27 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

  10.18*        Nonstatutory Stock Option Agreement between the Company and
                Leonard William Jaffe (Incorporated by reference to Exhibit
                10.29 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)

  10.19         Agreement and Plan of Merger dated March 29, 1999 among
                Intervisual Books, Inc., FFM Acquisition Corp., Fast Forward
                Marketing, Inc., Steven D. Ades and Laurie Levit as Trustees of the Levit Revocable Family Trust. (Incorporated by reference to
                Exhibit 2.1 of Form 8-K filed May 27, 1999.)

  10.20         Amendment No. 1 to Agreement and Plan of Merger dated April 29,
                1999 among Intervisual Books, Inc., FFM Acquisition Corp., Fast
                Forward Marketing, Inc., Steven D. Ades and Steven D. Ades and
                Laurie Levit as Trustees of the Levit Revocable Family Trust.
                (Incorporated by reference to Exhibit 2.2 of Form 8-K filed May
                27, 1999.)

  10.21         Amended and Restated Voting Agreement dated May 19, 1999 among
                Steven D. Ades, Steven Ades and Laurie Levit, Trustees of the
                Levit Revocable Family Trust and Waldo H. Hunt, Trustee of The
                Hunt Family Trust. (Incorporated by reference to Exhibit 2.3 of
                Form 8-K filed May 27, 1999.)

  10.22         Restricted Stock Agreement dated May 13, 1999 among Intervisual
                Books, Inc., Steven Ades and Laurie Levit, Trustees of the Levit
                Revocable Family Trust, Rhonda Saperstein, Barbara Abella,
                Steven Selsky and Steven Wallace. (Incorporated by reference to
                Exhibit 2.4 of Form 8-K filed May 27, 1999.)

  10.23         Loan and Security Agreement dated May 13, 1999 among Zindart
                Limited, Intervisual books, Inc. and FFM Acquisition Corp.
                (Incorporated by reference to Exhibit 10.1 of Form 8-K filed May
                27, 1999.)

  10.24 Intellectual Property Security Agreement dated May 13, 1999 between Intervisual Books, Inc. and Zindart Limited.
                (Incorporated by reference to Exhibit 10.2 of Form 8-K filed May
                27, 1999.)

  10.25 Intellectual Property Security Agreement dated May 13, 1999 between Fast Forward Marketing and Zindart Limited.
                (Incorporated by reference to Exhibit 10.3 of Form 8-K filed May
                27, 1999.

  10.26         Subordination Agreement dated as of May 12, 1999 among Santa
                Monica Bank, Zindart Limited, Intervisual Books, Inc. and FFM
                Acquisition Corp. (Incorporated by reference to Exhibit 10.4 of
                Form 8-K filed May 27, 1999.)

  10.27         Loan and Security Agreement dated May 13, 1999 among Intervisual
                Books, Inc., FFM Acquisition Corp. and Santa Monica Bank.
                (Incorporated by reference to Exhibit 10.5 of Form 8-K filed May
                27, 1999.)

  10.28 Secured Promissory Note dated as of May 12, 1999. (Incorporated by reference to Exhibit 10.6 of Form 8-K filed May 27, 1999.)

  10.29 Amendment Agreement Number One to Loan and Security Agreement between the Company and Santa Monica Bank dated September 30,
                1999. (Incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended September 30,
                1999.)

  10.30*        Nonstatutory Stock Option Agreement between the Company and
                Steven D. Ades dated May 11, 1999. (Incorporated by reference to
                Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.31* Employment Agreement between the Company and Steven Wallace dated May 12, 1999. (Incorporated by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.32*        Nonstatutory Stock Option Agreement between the Company and
                Steven Wallace dated May 12, 1999. (Incorporated by reference to
                Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.33 Amendment Agreement Number Two to Loan and Security Agreement between the Company and Santa Monica Bank dated November 17,
                1999. (Incorporated by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.34 Amended and Restated Secured Promissory Note between the Company and Santa Monica Bank dated November 17, 1999. (Incorporated by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.35         Amendment to Lease Agreement between Watt Headquarters Limited
                Partnership and the Company dated June 21, 1999. (Incorporated by reference to Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.36*        1999 Stock Option Plan. (Incorporated by reference to Exhibit
                10.40 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.37*        Amendment of Nonstatutory Stock Option Agreement between the
                Company and Waldo H. Hunt. (Incorporated by reference to Exhibit
                10.41 of the Registrant's


                Annual Report on Form 10-K for the fiscal year ended December
                31, 2000.)

  10.38*        Amendment of Nonstatutory Stock Option Agreement between the
                Company and Dan P. Reavis. (Incorporated by reference to Exhibit
                10.42 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.39*        Employment Agreement between the Company and Nathan N. Sheinman.
                (Incorporated by reference to Exhibit 10.43 of the Registrant's
                Annual Report on Form 10-K for the fiscal year ended December
                31, 2000.)

  10.40*        Amendment of Nonstatutory Stock Option Agreement between the
                Company and Nathan N. Sheinman. (Incorporated by reference to
                Exhibit 10.44 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.41         Extension Notice between the Company and Zindart Limited dated
                March 23, 2000. (Incorporated by reference to Exhibit 10.45 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

  10.42         Commitment Letter to extend US Bank line of credit.
                (Incorporated by reference to Exhibit 10.1 of Registrant's Form
                10-Q for the quarter ended March 31, 2000.)

  10.43 Amendment Agreement Number Three to Loan and Security Agreement between the Company and US Bank. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended
                June 30, 2000.)

  10.44         Amended and Restated Promissory Note between the Company and US
                Bank. (Incorporated by reference to Exhibit 10.2 of Registrant's
                Form 10-Q for the quarter ended June 30, 2000.)

  10.45 Amendment Agreement Number Four to Loan and Security Agreement between the Company and US Bank. (Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarter ended
                September 30, 2000.)

  10.46* Amended and Restated Employment Agreement between the Company and Steven Ades dated August 16, 2000.

  10.47*        Sales Representative Agreement between the Company and Steven
                Ades dated August 16, 2000.

  10.48         Amendment Number One to Restricted Stock Agreement dated August
                16, 2000 by and among the Company and Steven D. Ades and Laurie
                Levit, as co-trustees of

                the Steven Ades and Laurie Levit Revocable Family Trust

  10.49         Amendment Number Two to Agreement and Plan of Merger dated
                August 16, 2000 by and among the Company, Fast Forward
                Marketing, Inc., Steven D. Ades, individually and Steven D. Ades and Laurie Levit, as co-trustees of the Steven Ades and Laurie
                Levit Revocable Family Trust.

  10.50*        Amendment to Consulting Agreement between the Company and
                Charles E. Gates dated August 29, 2000.

  10.51* Change in Control Agreement between the Company and Dan Reavis dated September 6, 2000.


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



                                         INTERVISUAL BOOKS, INC.

Date:  April 17, 2001                    By: /s/ Nathan N. Sheinman
                                             ----------------------------------
                                             Nathan N. Sheinman, President,
                                             Chief Operating Officer, Director

Date:  April 17, 2001                    By:  /s/ Dan P. Reavis
                                             ----------------------------------
                                             Dan P. Reavis, Executive Vice
                                             President, Chief Financial Officer,
                                             Director

Date:  April 17, 2001                    By: /s/ Gail A. Thornhill
                                             ----------------------------------
                                             Gail A. Thornhill, Controller
                                             Chief Accounting Officer


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



SIGNATURE                                TITLE                                      DATE
---------                                -----                                      ----
/s/ Waldo H. Hunt                        Chairman, Chief                            April 17, 2001
----------------------------             Executive Officer, Director
WALDO H. HUNT


/s/ Nathan N. Sheinman                   President, Chief                           April 17, 2001
----------------------------             Operating Officer, Director
NATHAN N. SHEINMAN


/s/ Dan P. Reavis                        Executive Vice                             April 17, 2001
----------------------------             President, Chief Financial Officer,
DAN P. REAVIS                            Director

/s/ Steven D. Ades                       President, Video                           April 17, 2001
----------------------------             and New Media Division,
STEVEN D. ADES                           Director


/s/ Neil G. Berkman                      Director                                   April 17, 2001
----------------------------
NEIL G. BERKMAN


/s/ Leonard W. Jaffe                     Director                                   April 17, 2001
----------------------------
LEONARD WILLIAM JAFFE


/s/ Gordon Hearne                        Director                                   April 17, 2001
----------------------------
GORDON HEARNE


/s/ Wong Weng Foo                        Director                                   April 17, 2001
----------------------------
WONG WENG FOO

                             INTERVISUAL BOOKS, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 2000

                       INDEX OF EXHIBITS FILED WITH REPORT

Exhibit

  10.46* Amended and Restated Employment Agreement between the Company and Steven Ades dated August 16, 2000.

  10.47* Sales Representative Agreement between the Company and Steven Ades dated August 16, 2000.

  10.48 Amendment Number One to Restricted Stock Agreement dated August 16, 2000 by and among the Company and Steven D. Ades and Laurie Levit, as co-trustees of the Steven Ades and Laurie Levit Revocable Family Trust

  10.49 Amendment Number Two to Agreement and Plan of Merger dated August 16, 2000 by and among the Company, Fast Forward Marketing, Inc., Steven D. Ades, individually and Steven D. Ades and Laurie Levit, as co-trustees of the Steven Ades and Laurie Levit Revocable Family Trust.

  10.50* Amendment to Consulting Agreement between the Company and Charles E. Gates dated August 29, 2000.

  10.51*        Change in Control Agreement between the Company and Dan Reavis


  23.           Consent of Independent Certified Public Accountants

  24.           Power of Attorney (contained on signature page)