Form 10-Q
period 2001-03-31
INTERVISUAL BOOKS INC /CA
filed 2001-05-15
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

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

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                             PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of March 31, 2001, there were 5,955,383 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----
        Item 1. Consolidated Financial Statements

               Balance Sheets - March 31, 2001, and December 31, 2000              1

               Statements of Operations - Three months ended
               March 31, 2001 and 2000                                             2

               Statements of Cash Flows - Three months ended March 31,
               2001 and 2000                                                       3

               Notes to Financial  Statements - March 31, 2001                     4

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                         6

        Item 3.  Quantitative and Qualitative Disclosures about Market Risk        9

PART II - OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                        10

                            INTERVISUAL BOOKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                (unaudited)
ASSETS                                              3/31/01     12/31/00
------                                          -----------     --------
Current Assets:
 Cash and cash equivalents                      $     367       $    396
 Accounts receivable, less allowances
   of $187 and $284                                 4,953          5,179
 Inventories                                        2,046          1,883
 Prepaid expenses                                      81             75
 Commission & royalty advances                        270            289
 Other current assets                                 246            239
                                                ---------       --------
  Total current assets                              7,963          8,061

Production costs, net of accumulated
  amortization of $18,831 and $18,588               3,732          3,675
Goodwill                                            1,441          1,462
Acquisition costs                                     235            284
Property and equipment, net of accumulated
  depreciation of $1,825 and $1,799                   189            199
Deferred income taxes                                 250            250
                                                ---------       --------
                                                $  13,810       $ 13,931
                                                =========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable                               $   5,821       $  6,076
 Term loan with bank, current portion                 390            345
 Line of credit with private party,
   current portion                                    250            250
 Accrued royalties                                    201            325
 Accrued expenses                                     391            430
 Customer deposits                                    657            183
                                                ---------       --------
  Total current liabilities                         7,710          7,609

Term loan with bank, less current portion           2,085          2,130
Line of credit with private party,
  less current portion                              2,050          2,050
Other liabilities-long term                            73             85
                                                ---------       --------
  TOTAL LIABILITIES                                11,918         11,874
                                                ---------       --------

Stockholders' Equity:
 Preferred stock, shares authorized
   3,000,000, none issued                              --             --
 Common stock, no par value; shares
   authorized 12,000,000, shares issued and
   outstanding 5,955,383 at March 31, 2001
   and at December 31, 2000                         5,391          5,391
 Additional paid in capital                           501            501
 Accumulated deficit                               (4,000)        (3,835)
                                                ---------       --------
  TOTAL STOCKHOLDERS' EQUITY                        1,892          2,057
                                                ---------       --------
                                                $  13,810       $ 13,931
                                                =========       ========

See notes to consolidated financial statements.

                            INTERVISUAL BOOKS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands except per share data)
                                  (Unaudited)

                                                Three Months Ended March 31,
                                                       2001             2000
                                                -----------         --------
Net sales                                         $   4,128         $  3,730
Rights income                                            41               19
                                                  ---------         --------
Total revenues                                        4,169            3,749

Cost of sales                                         3,088            2,811
                                                  ---------         --------
Gross profit                                          1,081              938

Selling, general and
  administrative expenses                             1,075            1,258
                                                  ---------         --------

Income (Loss) from operations                             6             (320)

Interest expense                                       (171)             (98)
                                                  ---------         --------

Net loss                                          $    (165)        $   (418)
                                                  =========         ========

Loss per common share:
  Basic and diluted                               $   (0.03)        $  (0.07)
                                                  =========         ========

Weighted average number of common shares
  and equivalents outstanding:
  Basic and diluted                                   5,955            5,919
                                                  =========         ========


See notes to consolidated financial statements.

                            INTERVISUAL BOOKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                Three Months Ended March 31,
                                                       2001             2000
                                                -----------         --------
Cash flows from operating activities:
 Net loss                                         $    (165)        $   (418)
 Adjustments to reconcile net loss to
   net cash provided by (used in) operating
    activities:
     Depreciation and amortization                      339              234
     Provision for losses on accounts
       receivable                                       (75)             (19)
     Provision for abandoned titles                       6                4
     Stock-based compensation expense                     -                7
     Increase (decrease) from changes in:
       Accounts receivable                              151            1,869
       Inventories                                     (163)             (20)
       Prepaid expenses                                  (6)             (66)
       Royalty advances                                  19               18
       Other current assets                              (7)             (11)
       Accounts payable                                (255)          (1,624)
       Accrued royalties                               (124)            (158)
       Accrued expenses                                 (39)              22
       Customer deposits                                474              (11)
       Other liabilities                                (12)             (12)
                                                  ---------         --------
        Net cash provided by (used in)
          operating activities                          293             (185)
                                                  ---------         --------

Cash flows from investing activities:
 Additions to property and equipment                    (16)             (16)
 Additions to production costs                         (306)            (348)
                                                  ---------         --------
      Net cash used in investing activities            (322)            (364)
                                                  ---------         --------

Cash flows from financing activities:
 Proceeds from exercise of options                        -               32
 Proceeds from subordinated line of credit                -              100
                                                  ---------         --------
      Net cash provided by financing activities           -              132
                                                  ---------         --------

Net decrease in cash and cash equivalents               (29)            (417)

Cash and cash equivalents, beginning
  of period                                             396              644
                                                  ---------         --------
Cash and cash equivalents, end of period          $     367         $    227
                                                  =========         ========

Supplemental disclosures of cash flow
  information:
Cash paid during the period for:
  Interest expense                                $     139         $     98


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three month period ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three months ended March 31, 2001 and 2000 were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 - Term Loan With a Bank

As of March 31, 2001, the Company had a revolving line of credit facility with a bank that provided a credit line of up to $2,500,000, subject to certain covenants. Advances under the facility bear interest at prime (8% as of March 31, 2001) plus 2.5%, and are secured by the Company's assets. In April 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank's prime rate. In addition, certain financial covenants were amended. Pursuant to the amended agreement, the Company is required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company agreed to pay to the bank a fee of $25,000. The Company has made the required payments in accordance with the agreement. At March 31, 2001, the Company had an outstanding indebtedness of $2,475,000 under this loan. The Company was in compliance with all financial statement covenants as of March 31, 2001, as amended.

Note 4 - Line of Credit with a Private Party

As of March 31, 2001, the Company had a subordinated revolving line of credit facility with a private party that provided for a line of credit of up to $2,300,000. The line of credit is subordinated to the bank line of credit discussed in Note 3. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility until June 30, 2002. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company paid the subordinated lender $250,000 in April of 2001 and agreed to pay an additional $250,000 on or before March 15, 2002, which amounts are to be applied to the outstanding principal. In addition, the Company paid to the lender a fee of $10,000 in April 2001. At March 31, 2001, the Company had an outstanding indebtedness of $2,300,000 under this facility.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At March 31, 2001, Fast Forward recorded a reserve for returns against accounts receivable of $123,000 and a reserve for returns against accounts payable for $105,000.

Note 6 - Segment Information

The Company's operations are classified into two principal reportable industry segments: (a) video distribution sales which involves the sales and marketing to video retailers, including children's educational stores, gift shops, museum stores and educational distributors and (b) sales from the production of pop-up and dimensional novelty books for domestic and international distribution. The difference between segment assets and consolidated assets at March 31, 2001 and 2000 is due to the corporate asset of goodwill not directly attributable to the operating segments.

March 31, 2001                              Video             Book             Combined
--------------                           -----------       -----------       -----------
Net sales to unaffiliated customers        1,479,018         2,648,551         4,127,569
Operating income (loss)                     (133,882)          139,462             5,580
Identifiable assets                        4,384,436         7,983,555        12,367,991


March 31, 2000                              Video             Book             Combined
--------------                           -----------       -----------       -----------
Net sales to unaffiliated customers        2,147,423         1,582,392         3,729,815
Operating income (loss)                       83,389          (402,642)         (319,253)
Identifiable assets                        2,878,317         9,042,395        11,920,712


March 31, 2000                              Video             Book             Combined
--------------                           -----------       -----------       -----------
Net sales to unaffiliated customers        2,147,423         1,582,392         3,729,815
Operating income (loss)                       83,389          (402,642)         (319,253)
Identifiable assets                        2,878,317         9,042,395        11,920,712

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

The Company also self-publishes titles and offers the books directly to retailers. The 1999 acquisition of Fast Forward Marketing, Inc. brought to the Company a trained sales force which enhanced the Company's ability to sell and service retailers. As a result of the Fast Forward acquisition, the Company also distributes video and audio products. The Fast Forward Marketing sales force started selling the Company's self-published titles effective June 1, 1999. Prior to this, the Company marketed its products to retailers using the services of Andrews McMeel, a leading US publisher/distributor located in Kansas City. Andrews McMeel handled sales, collection, billing, warehousing and order fulfillment functions. Effective January 1, 2000, this arrangement ended and all sales, collections, and billing was brought in house, while warehousing and order fulfillment is being handled by an independent company located in University Park, Illinois.

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company's customers. Many of the surviving children's imprints are still consolidating, which is continuing to have a negative impact on the size and frequency of their orders. The need to offset this decline is the main reason behind the Company's decision to self-publish certain of its titles. The Company's self-publishing program is in its fourth year and the results continue to improve.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 2001 were $4,128,000 as compared to $3,730,000 for the prior year. The sales increase of $398,000 was primarily attributable to increases of $174,000 in packaging sales and $892,000 in publishing sales offset by a decrease of $668,000 in video sales.

Gross profit margin for the three month period ended March 31, 2001 was 25.9% as compared to 25% for the same period of the prior year. This overall increase in gross profit margin resulted from an increase in gross profit margin from book sales offset by a decrease in profit margin from video sales. The Company is a distributor of video products that for the most part are the properties of its suppliers. As a distributor, the Company's risk for unsold inventory is limited and sales are made at lower margins than on its book products. Cost of sales relating to the book sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three month period ended March 31, 2001 were $1,075,000 as compared to $1,258,000 for the comparable period of the prior year, a decrease of $183,000. Personnel expenses were $545,000 for the three months ended March 31, 2001 as compared to $640,000 for the comparable period of 2000. This decrease of $95,000 can be attributed primarily to officer salary reductions and a reduction in the expense relating to a consulting agreement. Selling expenses were $310,000 for the three month period ended March 31, 2001 versus $322,000 in 2000 resulting in a decrease of $12,000. This decrease was primarily related to increases in warehousing costs due to higher publishing sales offset by decreases in travel, show and field rep expenses. Administrative expenses were $220,000 for the three months ended March 31, 2001 as compared to $296,000 for the same period of 2000 for a decrease of $76,000. This decrease can be attributed primarily to decreases in accounting, bad debt reserves, and insurance costs partially offset by increases in rent, legal and computer related expenses.

Interest expense for the three month period ended March 31, 2001 was $171,000 as compared to $98,000 for the comparable period of 2000. The increase of $73,000 was a result of higher average borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $29,000 to $367,000 at March 31, 2001 from $396,000 at December 31, 2000. At March 31, 2001, working capital was $253,000 compared to $452,000 at December 31, 2000. The decrease in cash was primarily from investing activities offset by cash provided by operating activities.

Net cash provided by operations was $293,000 for the first quarter of 2001 as compared to $185,000 used in operations for the corresponding period of the previous year. The $478,000 change in cash from operations compared to the corresponding period was primarily attributable to a decrease in net operating loss and an increase in customer deposits offset by decreases in accounts receivable and accounts payable. Net cash used in investing activities amounted to $322,000 as compared to $364,000 during the same period in 2000. This decrease in cash used is primarily from a decrease in production costs in the first quarter of 2001 versus the same period of 2001. Net cash provided by financing activities was $0 in 2001 as compared to $132,000 for the same period in 2000. This decrease in cash provided is primarily from lower available borrowings on the Company's lines of credit.

As of March 31, 2001, the Company had a revolving line of credit facility with a bank that provided a credit line of up to $2,500,000, subject to certain covenants. Advances under the facility bear interest at prime (8% as of March 31, 2001) plus 2.5%, and are secured by the Company's assets. In April 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank's prime rate. In addition, certain financial covenants were amended. Pursuant to the amended agreement, the Company is required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company agreed to pay to the bank a fee of $25,000. The Company has made the required payments in accordance with the agreement. At March 31, 2001, the Company had an outstanding indebtedness of $2,475,000 under this loan. The Company was in compliance with all financial statement covenants as of March 31, 2001, as amended.

As of March 31, 2001, the Company had a subordinated revolving line of credit facility with a private party that provided for a line of credit of up to $2,300,000. The line of credit is subordinated to the bank term loan discussed in Note 3. Advances under this line bear interest at 5% above LIBOR and are secured by the Company's assets. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility until June 30, 2002. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company paid the subordinated lender $250,000 in April of 2001 and agreed to pay an additional $250,000 on or before March 15, 2002, which amounts are to be applied to the outstanding principal. In addition, the Company paid to the lender a fee of $10,000 in April 2001. At March 31, 2001, the Company had an outstanding indebtedness of $2,300,000 under this facility.

The Company has experienced net losses and negative cash flows for the year ended December 31, 2000 and the quarter ended March 31, 2001. The Company's business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales occurring in the last six months of the year. As a result, the Company's cash position is at its lowest during the months of May through September. In response to the losses and negative cash flow, the Company has implemented additional executive salary cuts and eliminated certain positions and is closely managing its cash and inventory levels. In addition, the Company is considering other possible strategic alternatives, including raising additional equity and/or debt financing. As of the date of this filing, the Company is in talks with potential investors and lenders but has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available to the Company on acceptable terms. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected.

As of May 1, 2001, the Company did not have commitments for any material capital expenditures for 2001 or beyond.

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

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits required by Item 601 of Regulation S-K

        10.1 Amendment Agreement Number Five to Loan and Security Agreement with U.S. Bank National Association

        10.2 Amended and Restated Secured Promissory Note with U.S. Bank National Association

        10.3   Amendment No. 1 to Loan and Security Agreement with Zindart
               Limited

(b)     Reports on Form 8-K

        None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INTERVISUAL BOOKS, INC.



                                    BY:        /s/ Nathan N. Sheinman
                                           -------------------------------------
                                           Nathan N. Sheinman, President
                                           Chief Operating Officer



                                    BY:        /s/ Dan P. Reavis
                                           -------------------------------------
                                            Dan P. Reavis
                                            Executive Vice President
                                            Chief Financial Officer



Date:  May 15, 2001