Form 10-Q
period 2001-06-30
INTERVISUAL BOOKS INC /CA
filed 2001-08-14
CIK 879813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

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

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No_____

        APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date. As of June 30, 2001, there were 6,031,490 shares of common stock outstanding.

                             INTERVISUAL BOOKS, INC.

                                TABLE OF CONTENTS



                                                                                           Page
                                                                                           ----
PART I - FINANCIAL INFORMATION

      Item 1. Consolidated Financial Statements

              Balance Sheets -- June 30, 2001, and December 31, 2000                         1

              Statements of Operations - Three and six months ended
                June 30, 2001 and 2000                                                       2

              Statements of Cash Flows --Six months ended June 30, 2001 and 2000             3

              Notes to Financial  Statements -- June 30, 2001                                4

      Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                               7

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   10

PART II - OTHER INFORMATION

      Item 5.  Other Information                                                            11

      Item 6.  Exhibits and Reports on Form 8-K                                             11

SIGNATURES                                                                                  11

                            INTERVISUAL BOOKS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  (unaudited)
                                                    6/30/01         12/31/00
                                                  -----------       ---------
ASSETS
Current Assets
  Cash and cash equivalents                        $   324          $   396
  Accounts receivable, less allowances of
    $79 and $284                                     4,191            5,179
  Inventories                                        2,312            1,883
  Prepaid expenses                                     164               75
  Commission & royalty advances                        286              289
  Other current assets                                  58              239
                                                   -------          -------
    Total current assets                             7,335            8,061

Production costs, net of accumulated
  amortization of $19,192 and $18,588                3,660            3,675
Goodwill                                             1,422            1,462
Acquisition costs                                      204              284
Property and equipment, net of accumulated
  depreciation of $1,843 and $1,799                    192              199
Deferred income taxes                                  250              250
                                                   -------          -------
                                                   $13,063          $13,931
                                                   =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                 $ 5,859          $ 6,076
  Term loan with bank                                2,220              345
  Line of credit with private party                  2,050              250
  Accrued royalties                                    300              325
  Accrued expenses                                     344              430
  Customer deposits                                    591              183
                                                   -------          -------
    Total current liabilities                       11,364            7,609

Term loan with bank, less current portion               --            2,130
Line of credit with private party, less
  current portion                                       --            2,050
Other liabilities - long term                           59               85
                                                   -------          -------
    TOTAL LIABILITIES                               11,423           11,874
                                                   -------          -------
Stockholders' Equity
  Preferred stock, shares authorized 3,000,000,
    none issued                                         --               --
  Common stock, no par value, shares
    authorized 12,000,000, shares issued and
    outstanding 6,031,490 at June 30, 2001
    and 5,955,383 at December 31, 2000               5,471            5,391
  Additional paid in capital                           501              501
  Accumulated deficit                               (4,332)          (3,835)
                                                   -------          -------
    TOTAL STOCKHOLDERS' EQUITY                       1,640            2,057
                                                   -------          -------
                                                   $13,063          $13,931
                                                   =======          =======

See notes to consolidated financial statements.

                            INTERVISUAL BOOKS, INC.
                            STATEMENTS OF OPERATIONS
                      (In thousands except per share data)
                                  (Unaudited)

                              Three Months ended June 30,      Six Months Ended June 30,
                                  2001         2000                2001        2000
                                 ------       ------              ------      -------
Net sales                        $5,040       $4,523              $9,167      $ 8,253
Rights income                        14           48                  56           68
                                 ------       ------              ------      -------
Total revenues                    5,054        4,571               9,223        8,321

Cost of sales                     3,926        3,728               7,014        6,539
                                 ------       ------              ------      ------
Gross Profit                      1,128          843               2,209        1,782
Selling, general and
  administrative expense          1,311        1,306               2,386        2,565
                                 ------       ------              ------      -------
Loss from operations               (183)        (463)               (177)        (783)
Interest expense                   (148)        (139)               (320)        (237)
                                 ------       ------              ------      -------
Net loss                         $ (331)      $ (602)             $ (497)     $(1,020)
                                 ======       ======              ======      =======
Loss per common share:
  Basic and diluted              $(0.06)      $(0.10)             $(0.08)     $(0.17)
                                 ======       ======              ======      =======
Weighted average number of
  common shares and
  equivalents outstanding:
  Basic and diluted               5,958        5,938               5,957        5,929
                                 ======       ======              ======      =======



See notes to consolidated financial statements.

                            INTERVISUAL BOOKS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)
                                  (Unaudited)

                                                    Six Months Ended June 30,
                                                     2001              2000
                                                    ------           ------
Cash flows from operating activities:
  Net loss                                          $ (497)          $(1,020)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                      768               541
    Provision for losses on accounts receivable        (18)              (40)
    Provision for abandoned titles                      16                10
    Stock-based compensation expense                    --                11
    Increase (decrease) from changes in:
        Accounts receivable                          1,006             1,820
        Inventories                                   (429)             (164)
        Prepaid expenses                               (89)              (76)
        Royalty advances                                 3                56
        Other current assets                           181               (21)
        Accounts payable                              (217)           (1,188)
        Accrued royalties                              (25)             (273)
        Accrued expenses                                (6)               72
        Customer deposits                              408              (113)
        Other liabilities                              (26)              (25)
                                                    ------           -------
          Net cash provided by (used in)
            operating activities                     1,075              (410)
                                                    ------           -------
Cash flows from investing activities:
  Additions to property and equipment                  (37)              (45)
  Additions to production costs                       (605)             (685)
                                                    ------           -------
    Net cash used in investing activities             (642)             (730)
                                                    ------           -------
Cash flows from financing activities:
  Proceeds from exercise of options                     --                33
  Proceeds from bank line of credit                                    1,000
  Repayment to bank line of credit                    (255)               --
  Proceeds from subordinated line of credit             --               100
  Repayment to subordinated line of credit            (250)               --
                                                    ------           -------
    Net cash (used in) provided by financing
      activities                                      (505)            1,133
                                                    ------           -------
Net decrease in cash and cash equivalents              (72)               (7)
Cash and cash equivalents beginning of period          396               644
                                                    ------           -------
Cash and cash equivalents, end of period            $  324           $   637
                                                    ======           =======
Supplemental disclosures of cash flow
  information:
  Cash paid during the period for interest
    expense                                         $  276           $   237


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (unaudited)


Note 1 - Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

Note 2 - Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, "Earnings Per Share," which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three and six months ended June 30, 2001 and 2000 were not included in the computation of diluted loss per common share because the effect would be antidilutive. For the three and six month periods ended June 30, 2001 there were options and warrants to purchase 1,609,650 shares, which were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 3 -- Term Loan With a Bank

As of June 30, 2001, the Company has an amortizing term loan with a bank. Amounts outstanding under the facility bear interest at prime (7% as of June 30, 2001) plus 4%, and are secured by the Company's assets. In April 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank's prime rate. In addition, certain financial covenants were amended. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company was required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company paid to the bank a fee of $25,000. The Company has made the required payments in accordance with the agreement. At June 30, 2001, the Company had an outstanding indebtedness of $2,220,000 under this loan, which is classified as a current liability. The Company was in compliance with all financial statement covenants as of June 30, 2001, as amended.

Note 4 - Credit Facility with a Private Party

As of June 30, 2001, the Company has a subordinated credit facility with a private party. The credit facility is subordinated to the bank line of credit discussed in Note 3. Amounts outstanding under this facility bear interest at 5% above LIBOR and are secured by the Company's assets. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility to June 30, 2002. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company paid the subordinated lender $250,000 in April of 2001 and agreed to pay an additional $250,000 on or before March 15, 2002, which amounts are to be applied to the outstanding principal. In addition, the Company paid to the lender a fee of $10,000 in April 2001. At June 30, 2001, the Company had outstanding indebtedness of $2,050,000 under this facility, which is classified as a current liability.

Note 5 - Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At June 30, 2001, Fast Forward recorded a reserve for returns against accounts receivable of $144,000 and a reserve for returns against accounts payable for $120,000.

Note 6 -- Segment Information

The Company's operations are classified into two principal reportable industry segments: (a) video distribution sales which involves the sales and marketing to video retailers, including children's educational stores, gift shops, museum stores and educational distributors and (b) sales from the production of pop-up and dimensional novelty books for domestic and international distribution. The difference between segment assets and consolidated assets at June 30, 2001 and 2000 is due to the corporate asset of goodwill not directly attributable to the operating segments.


Three Months Ended June 30, 2001                 Video                  Book               Combined
-----------------------------------            ---------             ---------            ----------
Net sales to unaffiliated customers            1,380,900             3,658,625             5,039,525
Operating income (loss)                         (139,792)              (43,068)             (182,860)
Identifiable assets                            3,264,621             8,376,526            11,641,147

Three Months Ended June 30, 2000                 Video                  Book               Combined
-----------------------------------            ---------             ---------            ----------
Net sales to unaffiliated customers            2,396,447             2,126,444             4,522,891
Operating income (loss)                           74,877              (537,612)             (462,735)
Identifiable assets                            3,572,189             9,046,105            12,618,294

Six Months Ended June 30, 2001                   Video                  Book               Combined
-----------------------------------            ---------             ---------            ----------
Net sales to unaffiliated customers            2,859,918             6,307,176             9,167,094
Operating income (loss)                         (273,674)               96,394              (177,280)
Identifiable assets                            3,264,621             8,376,526            11,641,147


Six Months Ended June 30, 2000                   Video                  Book               Combined
-----------------------------------            ---------             ---------            ----------
Net sales to unaffiliated customers            4,543,870             3,708,836             8,252,706
Operating income (loss)                          158,266              (940,254)             (781,988)
Identifiable assets                            3,572,189             9,046,105            12,618,294

Note 7 -- New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $1,421,795. Amortization expense during the six month period ended June 30, 2001 was $39,678. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

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

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company's customers. Many of the surviving children's imprints are still consolidating, which is continuing to have a negative impact on the size and frequency of their orders. The need to offset this decline is the main reason behind the Company's decision to self-publish certain of its titles. The Company's self-publishing program is in its fourth year and the results continue to improve. The warehousing and order fulfillment for the publishing business is being handled by an independent company located in University Park, Illinois.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

As a result of the Fast Forward Marketing acquisition in 1999, the Company also distributes video and audio products for major motion picture studios and independent producers. FFM has access to titles on subjects ranging from blockbuster studio releases to exercise and children's products. FFM also sells and services the direct mail catalog industry.

RESULTS OF OPERATIONS

Net sales for the three and six month periods ended June 30, 2001 were $5,040,000 and $9,167,000 as compared to $4,523,000 and $8,253,000 for the prior year. This increase of $517,000 for the second quarter of 2001 resulted from increases of $683,000 in packaging sales and $849,000 in publishing sales offset by a decrease of $1,016,000 in video sales. The sales increase of $914,000 for the six month period resulted from increases of $858,000 in packaging sales and $1,740,000 in publishing sales offset by a decrease of $1,684,000 in video sales.

Gross profit margin for the three and six month periods ended June 30, 2001 was 22.3% and 23.9% as compared to 18.4% and 21.4% for the same periods of the prior year. This overall increase in gross profit margin resulted primarily from an increase in gross profit margin from publishing sales offset by a decrease in profit margin from video sales. The Company is a distributor of video products that for the most part are the properties of its suppliers. As a distributor, the Company's risk for unsold inventory is limited and sales are made at lower margins than on its book products. Cost of sales relating to the book sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three and six month periods ended June 30, 2001 were $1,311,000 and $2,386,000 as compared to $1,306,000 and
$2,565,000 for the comparable periods of the prior year. This represented an increase of $5,000 for the quarter and a decrease of $179,000 for the six month period. Personnel expenses were $577,000 and $1,122,000 for the three and six months ended June 30, 2001 as compared to $682,000 and $1,322,000 for the comparable periods of 2000. These decreases of $105,000 and $200,000 can be attributed primarily to officer salary reductions and a reduction in the expense relating to a consulting agreement. Selling expenses were $304,000 and $614,000 for the three and six month periods ended June 30, 2001 versus $298,000 and $621,000 in 2000 resulting in a minimal change for both periods. Administrative expenses were $430,000 and $650,000 for the three and six month periods ended June 30, 2001 as compared to $326,000 and $622,000 for the same periods of 2000. This resulted in increases of $104,000 and $29,000 for the quarter and six months of 2001. The increase for the quarter was primarily a result of increases in rent, accounting fees, and insurance costs partially offset by a decrease in depreciation.

Interest expense for the three and six month periods ended June 30, 2001 was $148,000 and $320,000 as compared to $139,000 and $237,000 for the comparable periods of 2000. The increases of $9,000 and $83,000 for the quarter and six months were a result of higher average borrowings and an increase in the interest rate.

Net losses for the three and six month periods ended June 30, 2001 were $331,000 and $497,000 as compared to $602,000 and $1,020,000 for the same periods of the previous year. The reduced loss for the three months of 2001 resulted primarily from increased sales offset by higher interest. The lower loss for the six months of 2001 versus the previous year can be attributed primarily to higher sales and lower overhead expenses offset by higher interest.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $72,000 to $324,000 at June 30, 2001 from $396,000 at December 31, 2000. At June 30, 2001, working capital, including bank debt and senior debt, was $(4,029,000) compared to $452,000 at December 31, 2000. If the Company's bank and subordinated debt, both of which mature June 30, 2002 and have been reclassified as current liabilities, are excluded from the calculation then working capital would have been $241,000. The decrease in cash was primarily from investing and financing activities offset by cash provided by operating activities.

Net cash provided by operations was $1,075,000 for the six months ended June
30, 2001 as compared to $410,000 used in operations for the corresponding period of the previous year. The $1,485,000 change in cash from operations compared to the corresponding period was primarily attributable to a decrease in net operating loss, an increase in customer deposits, a decrease in accounts receivable offset by decrease in accounts payable and an increase in inventories. Net cash used in investing activities amounted to $642,000 as compared to $730,000 during the same period in 2000. This decrease in cash used is primarily from a decrease in production costs in the six months of 2001 versus the same period of 2000. Net cash used in financing activities was $505,000 in 2001 as compared to $1,133,000 provided by financing activities for the same period in 2000. This change in cash resulted from the Company's partial repayment of its bank and subordinated lines of credit in 2001 versus $1,100,000 in borrowings on its credit facilities for the six months of 2000.

As of June 30, 2001, the Company has an amortizing term loan with a bank. Amounts outstanding under the facility bear interest at prime (7% as of June 30, 2001) plus 4%, and are secured by the Company's assets. In April 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank's prime rate. In addition, certain financial covenants were amended. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company was required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company paid to the bank a fee of $25,000. The Company has made the required payments in accordance with the agreement. At June 30, 2001, the Company had an outstanding indebtedness of $2,220,000 under this loan, which is classified as a current liability. The Company was in compliance with all financial statement covenants as of June 30, 2001, as amended.

As of June 30, 2001, the Company has a subordinated credit facility with a private party. The credit facility is subordinated to the bank line of credit discussed above. Amounts outstanding under this facility bear interest at 5% above LIBOR and are secured by the Company's assets. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility to June 30, 2002. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company paid the subordinated lender $250,000 in April of 2001 and agreed to pay an additional $250,000 on or before March 15, 2002, which amounts are to be applied to the outstanding principal. In addition, the Company paid to the lender a fee of $10,000 in April 2001. At June 30, 2001, the Company had outstanding indebtedness of $2,050,000 under this facility, which is classified as a current liability.

The Company has experienced operating losses and negative cash flows for the year ended December 31, 2000 and the six months ended June 30, 2001. The Company's business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales typically occurring in the last six months of the year. As a result, the Company's cash position is at its lowest during the months of May through September. In response to the losses and negative cash flow, the Company has implemented payment schedules and is making progress payments to its printers, has eliminated positions through attrition, implemented further cost savings and reductions in overhead, offered prepayment discounts to key customers, been more aggressive in requiring customer deposits and is closely managing its cash and inventory levels. In addition, the Company is actively attempting to raise additional equity and/or debt financing to address its short term and long term liquidity needs. As of the date of this filing, the Company is in discussions with potential investors and lenders but has not raised additional funds and no assurance can be given that any additional debt or equity financing will be available to the Company on acceptable terms. Any additional capital raised through such financings may dilute the interests of the current shareholders. If the Company is not successful in raising additional financing, its business and current operations will be materially adversely affected.

As of August 1, 2001, the Company did not have commitments for any material capital expenditures for 2001 or beyond.

This Report on Form 10-Q contains forward-looking statements and includes assumptions concerning the Company's operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; the Company's ability to obtain additional financing; the Company's ability to modify, restructure or replace its debt facilities when they come due; general business and economic conditions; and changes in government laws and regulations, including taxes.

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

PART II - OTHER INFORMATION

Item 5. Other Information

The Company publicly announced on August 10, 2001 that it received on that date a notification from Nasdaq that its common stock would be delisted from the Nasdaq SmallCap Market effective with the opening of business on August 13, 2001. The Company expects that its common stock will be immediately eligible to trade on the NASD-regulated OTC Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits required by Item 601 of Regulation S-K

        None

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


Date:  August 14, 2001