Form 10-Q
period 2001-09-30
INTERVISUAL BOOKS INC /CA
filed 2001-11-19
CIK 879813

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period to

Commission File Number: 1-10916

INTERVISUAL BOOKS, INC.
(Exact name of registrant as specified in its charter)

California	95-2929217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California	90405

Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code: (310) 396-8708

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
PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.        Yes [   ] No [   ]

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of September 30, 2001, there were 6,031,490 shares of common stock outstanding.

INTERVISUAL BOOKS, INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Balance Sheets — September 30, 2001, and December 31, 2000	1

Statements of Operations — Three and nine months ended September 30, 2001 and 2000	2

Statements of Cash Flows —Nine months ended September 30, 2001 and 2000	3

Notes to Financial Statements — September 30, 2001	4

Item 2. Management’s Discussion and Analysis of Financial Condition	8
and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	13

ii

INTERVISUAL BOOKS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	9/30/01	12/31/00

ASSETS
Current Assets:
Cash and cash equivalents	$268	$396
Accounts receivable, less allowances of $85 and $284	4,567	5,179
Inventories	2,277	1,883
Prepaid expenses	243	75
Commission & royalty advances	277	289
Other current assets	65	239

Total current assets	7,697	8,061
Production costs, net of accumulated amortization of $19,692 and $18,588	3,428	3,675
Goodwill	1,402	1,462
Acquisition costs	194	284
Property and equipment, net of accumulated depreciation of $1,863 and $1,799	174	199
Deferred income taxes	250	250

	$13,145	$13,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,454	$6,076
Term loan with bank	2,175	345
Line of credit with private party	2,050	250
Accrued royalties	357	325
Accrued expenses	333	430
Customer deposits	171	183

Total current liabilities	11,540	7,609
Term loan with bank, less current portion	—	2,130
Line of credit with private party, less current portion	—	2,050
Other liabilities-long term	44	85

TOTAL LIABILITIES	11,584	11,874

Stockholders’ Equity:
Preferred stock, shares authorized 3,000,000, none issued	—	—
Common stock, no par value; shares authorized 12,000,000, shares issued and outstanding 6,031,490 at September 30, 2001 and 5,955,383 at December 31, 2000	5,471	5,391
Additional paid in capital	501	501
Accumulated deficit	(4,411)	(3,835)

TOTAL STOCKHOLDERS’ EQUITY	1,561	2,057

	$13,145	$13,931

See notes to consolidated financial statements.

INTERVISUAL BOOKS, INC.

STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months ended Sept 30,		Nine Months Ended Sept 30,

	2001	2000	2001	2000

Net sales	$6,006	$6,194	$15,173	$14,447
Rights income	24	15	80	83

Total revenues	6,030	6,209	15,253	14,530
Cost of sales	4,799	4,888	11,813	11,427

Gross profit	1,231	1,321	3,440	3,103
Selling, general and administrative expense	1,204	1,341	3,590	3,905

Income(loss) from operations	27	(20)	(150)	(802)
Interest expense	(106)	(175)	(426)	(413)

Net loss	$(79)	$(195)	$(576)	$(1,215)

Loss per common share:
Basic and diluted	$(0.01)	$(0.03)	$(0.10)	$(0.20)

Weighted average number of common shares and equivalents outstanding:
Basic and diluted	6,031	5,947	5,982	5,935

See notes to consolidated financial statements.

INTERVISUAL BOOKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Nine Months Ended Sept 30,

	2001	2000

Cash flows from operating activities:
Net loss	$(576)	$(1,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,267	1,026
Provision for losses on accounts receivable	16	(20)
Provision for abandoned titles	30	21
Stock-based compensation expense	—	18
Increase (decrease) from changes in:
Accounts receivable	595	(440)
Inventories	(394)	(391)
Prepaid expenses	(167)	(128)
Royalty advances	12	66
Other current assets	174	(32)
Accounts payable	378	960
Accrued royalties	32	(342)
Accrued expenses	(17)	208
Customer deposits	(12)	(46)
Other liabilities	(41)	(28)

Net cash provided by (used in) operating activities	1,297	(343)

Cash flows from investing activities:
Additions to property and equipment	(39)	(62)
Additions to production costs	(836)	(1,077)

Net cash used in investing activities	(875)	(1,139)

Cash flows from financing activities:
Proceeds from exercise of options	—	52
Proceeds from bank line of credit		1,000
Repayment to bank line of credit	(300)	—
Proceeds from subordinated line of credit	—	100
Repayment to subordinated line of credit	(250)	—

Net cash (used in) provided by financing activities	(550)	1,152

Net decrease in cash and cash equivalents	(128)	(330)
Cash and cash equivalents, beginning of period	396	644

Cash and cash equivalents, end of period	$268	$314

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$392	$243

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001
(unaudited)

Note 1 — Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Note 2 — Liquidity

The Company has experienced operating losses and negative cash flows for the year ended December 31, 2000 and the nine months ended September 30, 2001. The Company’s business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales typically occurring in the last six months of the year. As a result, the Company’s cash position is at its lowest during the months of May through September. Furthermore, the Company can no longer borrow under either its term loan or subordinated credit facility. In response to the losses and negative cash flow throughout the quarter, the Company has made progress payments to its printers, eliminated positions through attrition, implemented further cost savings and reductions in overhead, and offered prepayment discounts to key customers.

In addition, as of September 30, 2001 the Company was not in compliance with the financial covenants contained in its amortizing term loan. As of the date of this filing, the Company was still in negotiations with the lender seeking either to amend the financial covenants or a waiver from lender of the non-compliance. Furthermore, a default under the term loan also constitutes a default under the Company’s subordinated credit facility with a private party. If demand for payment is made, the Company would not currently be able to make the required payment.

As previously disclosed, the Company has been actively attempting to secure additional equity and/or debt financing to help it address its short- and long-term liquidity needs. Recently, the Company entered into a non-binding letter of intent with a potential investor concerning the possible issuance by the Company of Series A convertible preferred stock and common stock purchase warrants. The interests of the current Company shareholders will be substantially diluted if the proposed financing is completed. In addition, the Company’s two largest shareholders are being asked to sign an agreement whereby, among other things, they would agree to vote their shares so that the investor would be able to elect a majority of the Company’s directors. As part of the transaction, a new chief executive officer selected by the investor would be put into place. The proposed transaction is subject to conditions and, at this time, the parties are in the process of negotiating definitive documents and material terms, including pricing. There can be no assurance that the definitive documents will be executed and that the proposed financing will be completed. If the proposed financing is not completed on a timely basis and the Company is not able to quickly obtain alternative financing, its business and current operations will be materially adversely affected.

Note 3 — Loss Per Common Share

The Company computes loss per common share under SFAS No. 128, “Earnings Per Share,” which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Common stock options for the three and nine months ended September 30, 2001 and 2000 were not included in the computation of diluted loss per common share because the effect would be antidilutive. For the three and nine month periods ended September 30, 2001 there were options and warrants to purchase 1,592,316 shares, which were not included in the computation of diluted loss per common share because the effect would be antidilutive.

Note 4 — Term Loan With a Bank

As of September 30, 2001, the Company has an amortizing term loan with a bank. Amounts outstanding under the facility bear interest at prime (6% as of September 30, 2001) plus 4%, and are secured by the Company’s assets. In April 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank’s prime rate. In addition, certain financial covenants were amended. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company was required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company paid to the bank a fee of $25,000. The Company has made the required payments in accordance with the agreement. At September 30, 2001, the Company had an outstanding indebtedness of $2,175,000 under this loan, which is classified as a current liability. As of September 30, 2001, the Company was not in compliance with the financial covenants contained in the amortizing term loan. As of the date of this filing, the Company was still in negotiations with the lender seeking either to amend the financial covenants or a waiver from lender of the non-compliance. In addition, as of the date of this filing the lender has not made a demand for payment under the term loan. If the default is called and demand for payment made, the Company would not currently be able to make the payment. A default under the term loan also constitutes a default under the Company’s subordinated credit facility with a private party discussed below.

Note 5 — Credit Facility with a Private Party

As of September 30, 2001, the Company has a subordinated credit facility with a private party. The credit facility is subordinated to the bank line of credit discussed in Note 3. Amounts outstanding under this facility bear interest at 5% above LIBOR and are secured by the Company’s assets. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility to June 30, 2002. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company paid the subordinated lender $250,000 in April of 2001 and agreed to pay an additional $250,000 on or before March 15, 2002, which amounts are to be applied to the outstanding principal. In addition, the Company paid to the lender a fee of $10,000 in April 2001. At September 30, 2001, the Company had outstanding indebtedness of $2,050,000 under this facility, which is classified as a current liability.

Note 6 — Accounts Receivable and Payable

Fast Forward has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for accounts receivable and payable has been provided. The reserve accounts require the use of significant estimates. Fast Forward believes the techniques and assumptions used in establishing the reserve accounts are appropriate. At September 30, 2001, Fast Forward recorded a reserve for returns against accounts receivable of $66,000 and a reserve for returns against accounts payable for $56,000.

Note 7 — Segment Information

The Company’s operations are classified into two principal reportable industry segments: (a) video distribution sales which involves the sales and marketing to video retailers, including children’s educational stores, gift shops, museum stores and educational distributors and (b) sales from the production of pop-up and dimensional novelty books for domestic and international distribution. The difference between segment assets and consolidated assets at September 30, 2001 and 2000 is due to the corporate asset of goodwill not directly attributable to the operating segments.

Three Months Ended September 30, 2001	Video	Book	Combined

Net sales to unaffiliated customers	1,053,824	4,951,709	6,005,533
Income (loss) from operations	(273,096)	300,176	27,080
Identifiable assets	3,229,715	8,512,836	11,742,551

Three Months Ended September 30, 2000	Video	Book	Combined

Net sales to unaffiliated customers	2,554,720	3,639,145	6,193,865
Income (loss) from operations	220,345	(239,975)	(19,630)
Identifiable assets	5,071,238	9,707,081	14,778,319

Nine Months Ended September 30, 2001	Video	Book	Combined

Net sales to unaffiliated customers	3,913,742	11,258,885	15,172,627
Income (loss) from operations	(534,776)	384,575	(150,201)
Identifiable assets	3,229,715	8,512,836	11,742,551

Nine Months Ended September 30, 2000	Video	Book	Combined

Net sales to unaffiliated customers	7,098,591	7,347,980	14,446,571
Income (loss) from operations	382,774	(1,184,917)	(802,143)
Identifiable assets	5,071,238	9,707,081	14,778,319

Note 8— Contingencies

In the ordinary course of business, the Company is subject to various legal proceedings and claims. In the opinion of management, the amount of ultimate liability with respect to these proceedings will not materially affect the financial position, results of operations, or cash flows of the Company.

Note 9— New Accounting Pronouncements

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

The Company’s previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is approximately $1,402,000. Amortization expense during the nine month period ended September 30, 2001 was approximately $60,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

SFAS 143, Accounting for Asset Retirement Obligations, was issued in June 2001 and is effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that any legal obligation related to the retirement of long-lived assets be quantified and recorded as a liability with the associated asset retirement cost capitalized on the balance sheet in the period it is incurred when a reasonable estimate of the fair value of the liability can be made. SFAS 143 will be adopted on its effective date, and adoption is not expected to result in any material effects on the Corporation’s financial statements.

SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, was issued in August 2001 and is effective for fiscal years beginning after December 15, 2001. SFAS 144 provides a single, comprehensive accounting model for impairment and disposal of long-lived assets and discontinued operations. The company is currently assessing the impact of SFAS 144 but has not yet determined that effect on its financial position and results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Intervisual Books, Inc. (the “Company”) creates and produces interactive and three-dimensional books designed for children and adults. These products include picture books, playsets, board books and gift books. The Company’s books incorporate dimensional and moveable features which require hand-assembly in the manufacturing process. Some titles require the incorporation of such materials as plush, plastic novelty elements and electronic audio chips into the finished books.

The majority of the Company’s concepts and ideas for projects are generated internally by the in house creative and editorial departments. Additional ideas and concepts are conceived by the illustrators and designers with whom the Company has been associated for many years. After the Company conceives an idea and makes a dummy book, key US and foreign publishers are consulted to determine if they are interested in publishing and marketing the book. If an agreement is reached, the Company and the publisher sign a co-publishing contract which stipulates that the publisher will purchase the title with exclusive rights to sell books in the English language to the book trade for generally a two to four year period.

The market for packaged books has gone through recent changes which has made it more difficult for the Company to generate co-editions. In the past five years, there has been a consolidation trend in the US publishing industry that has reduced the number of the Company’s customers. Many of the surviving children’s imprints are still consolidating, which is continuing to have a negative impact on the size and frequency of their orders. The need to offset this decline is the main reason behind the Company’s decision to self-publish certain of its titles. The Company’s self-publishing program is in its fourth year and the results continue to improve. The warehousing and order fulfillment for the publishing business is being handled by an independent company located in University Park, Illinois.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Colombia, Singapore, Hong Kong and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

As a result of the Fast Forward Marketing acquisition in 1999, the Company also distributes video and audio products, as well as DVD’s for major motion picture studios and independent producers. FFM has access to titles on subjects ranging from blockbuster studio releases to exercise and children’s products. FFM also sells and services the direct mail catalog industry.

The Company has experienced operating losses and negative cash flows for the year ended December 31, 2000 and the nine months ended September 30, 2001. The Company’s business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales typically occurring in the last six months of the year. As a result, the Company’s cash position is at its lowest during the months of May through September. Furthermore, the Company can no longer borrow under either its term loan or subordinated credit facility. In response to the losses and negative cash flow throughout the quarter, the Company has made progress payments to its printers, eliminated positions through attrition, implemented further cost savings and reductions in overhead, and offered prepayment discounts to key customers.

In addition, as of September 30, 2001 the Company was not in compliance with the financial covenants contained in its amortizing term loan. As of the date of this filing, the Company was still in negotiations with the lender seeking either to amend the financial covenants or a waiver from lender of the non-compliance. Furthermore, a default under the term loan also constitutes a default under the Company’s subordinated credit facility with a private party. If demand for payment is made, the Company would not currently be able to make the required payment.

As previously disclosed, the Company has been actively attempting to secure additional equity and/or debt financing to help it address its short- and long-term liquidity needs. If the Company is not able to obtain additional financing, its business and operations will be materially adversely affected.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 2001 were $6,006,000 and $15,173,000 as compared to $6,194,000 and $14,447,000 for the prior year. This decrease of $188,000 for the third quarter of 2001 resulted from increases of $1,244,000 in packaging sales and $69,000 in publishing sales offset by a decrease of $1,501,000 in video sales. The sales increase of $726,000 for the nine month period resulted from increases of $2,102,000 in packaging sales and $1,809,000 in publishing sales offset by a decrease of $3,185,000 in video sales. The increase in packaging sales can be attributed primarily to sales of two Harry Potter titles shipped in the second and third quarters of 2001 and a large sale of Grinch DVD playsets in the third quarter of this year. Increases in publishing sales are a result of several key titles being included in the store planograms of major retailers. A major factor in the decline of video sales was the loss of two major customers, Store of Knowledge and Natural Wonders. The Company anticipates further declines in video sales for the balance of the year.

Gross profit margin for the three and nine month periods ended September 30, 2001 was 20.4% and 22.6% as compared to 21.3% and 21.4% for the same periods of the prior year. This overall increase in gross profit margin for the nine month period resulted primarily from an increase in gross profit margin from publishing sales offset by a decrease in profit margin from video sales. The Company is a distributor of video products that for the most part are the properties of its suppliers. As a distributor, the Company’s risk for unsold inventory is limited and sales are made at lower margins than on its book products. Cost of sales relating to the book sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2001 were $1,204,000 and $3,590,000 as compared to $1,341,000 and $3,905,000 for the comparable periods of the prior year. This represented decreases of $137,000 for the quarter and $315,000 for the nine month period. Personnel expenses were $499,000 and $1,622,000 for the three and nine months ended September 30, 2001 as compared to $588,000 and $1,910,000 for the comparable periods of 2000. These decreases of $89,000 and $288,000 can be attributed primarily to officer salary reductions and a reduction in the expense relating to a consulting agreement. Selling expenses were $290,000 and $903,000 for the three and nine month periods ended September 30, 2001 compared to $361,000 and $981,000 in 2000 resulting in decreases of approximately $70,000 for both periods. These decreases were primarily a result of decreases in sample, show and field representative expenses offset by increases in warehouse, marketing and catalog expenses. Administrative expenses were $415,000 and $1,065,000 for the three and nine month periods ended September 30, 2001 as compared to $392,000 and $1,014,000 for the same periods of 2000. This resulted in increases of $23,000 and $51,000 for the quarter and nine months of 2001. The increases for the quarter and nine months were primarily a result of increases in rent, legal, and bad debt expenses partially offset by decreases in insurance and depreciation.

Interest expense for the three and nine month periods ended September 30, 2001 was $106,000 and $426,000 as compared to $175,000 and $413,000 for the comparable periods of 2000. The decrease of $69,000 for the quarter was primarily attributable to lower principal balances resulting from lump sum payments made to both lenders during the second quarter of 2001 offset by higher interest rates. The increase of $13,000 for the nine months is primarily a result of higher interest rates following the extension of its bank loan in April 2001.

The Company is currently in a loss carry-forward position; therefore, the Company has not recorded an income tax provision for the three and nine months ended September 30, 2001. The net operating loss carry-forward balance as of September 30, 2001 was approximately $4,976,000 compared to $4,400,000 as of December 31, 2000. The net operating loss carry-forward is available to offset future taxable income through 2021. The Company’s net operating loss carry-forwards may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986.

Net losses for the three and nine month periods ended September 30, 2001 were $79,000 and $576,000 as compared to $195,000 and $1,215,000 for the same periods of the previous year. The reduction in net losses for the three and nine months of 2001 resulted primarily from increased sales and lower overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased by $128,000 to $268,000 at September 30, 2001 from $396,000 at December 31, 2000. At September 30, 2001, working capital, including bank debt and senior debt, was $(3,843,000) compared to $452,000 at December 31, 2000. If the Company’s bank and subordinated debt, both of which mature June 30, 2002 and have been reclassified as current liabilities, are excluded from the calculation, then working capital would have been $382,000. The decrease in cash was primarily from investing and financing activities offset by cash provided by operating activities.

Net cash provided by operations was $1,297,000 for the nine months ended September 30, 2001 as compared to $343,000 used in operations for the corresponding period of the previous year. The $1,640,000 change in cash from operations compared to the corresponding period was primarily attributable to a decrease in net operating loss, a decrease in accounts receivable and an increase in accounts payable offset by increases in inventories and prepaid expenses. Net cash used in investing activities amounted to $875,000 as compared to $1,139,000 during the same period in 2000. This decrease in cash used is primarily from a decrease in production costs for the nine months of 2001 versus the same period of 2000. Net cash used in financing activities was $550,000 in 2001 as compared to $1,152,000 provided by financing activities for the same period in 2000. This change in cash resulted from the Company’s partial repayment of its bank and subordinated lines of credit in 2001 versus $1,100,000 in borrowings on its credit facilities for the nine months of 2000.

As of September 30, 2001, the Company has an amortizing term loan with a bank. Amounts outstanding under the facility bear interest at prime (6% as of September 30, 2001) plus 4%, and are secured by the Company’s assets. In April 2001, the Company signed an amendment to the line of credit agreement which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank’s prime rate. In addition, certain financial covenants were amended. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company was required to make a principal payment of $225,000 on or before June 30, 2001. In addition, the Company agreed to pay $15,000 per month commencing May 1, 2001, which amount is to be applied to the outstanding principal. In further consideration for the amendments, the Company paid to the bank a fee of $25,000. The Company has made the required payments in accordance with the agreement. At September 30, 2001, the Company had an outstanding indebtedness of $2,175,000 under this loan, which is classified as a current liability. As of September 30, 2001, the Company was not in compliance with the financial covenants contained in the amortizing term loan. As of the date of this filing, the Company was still in negotiations with the lender seeking either to amend the financial covenants or a waiver from lender of the non-compliance. In addition, as of the date of this filing the lender has not made a demand for payment under the term loan. If the default is called and demand for payment made, the Company would not currently be able to make the payment. A default under the term loan also constitutes a default under the Company’s subordinated credit facility with a private party discussed below.

As of September 30, 2001, the Company has a subordinated credit facility with a private party. The credit facility is subordinated to the bank line of credit discussed in Note 3. Amounts outstanding under this facility bear interest at 5% above LIBOR and are secured by the Company’s assets. In April 2001, the Company entered into Amendment Number 1 with the subordinated lender which extended the maturity date of the credit facility to June 30, 2002. As amended, the Lender is no longer obligated to make future advances under the line. Pursuant to the amended agreement, the Company paid the subordinated lender $250,000 in April of 2001 and agreed to pay an additional $250,000 on or before March 15, 2002, which amounts are to be applied to the outstanding principal. In addition, the Company paid to the lender a fee of $10,000 in April 2001. At September 30, 2001, the Company had outstanding indebtedness of $2,050,000 under this facility, which is classified as a current liability.

The Company has experienced operating losses and negative cash flows for the year ended December 31, 2000 and the nine months ended September 30, 2001. The Company’s business tends to be seasonal, as is the publishing business as a whole, with the major volume of sales typically occurring in the last six months of the year. As a result, the Company’s cash position is at its lowest during the months of May through September. Furthermore, the Company can no longer borrow under either its term loan or subordinated credit facility. In response to the losses and negative cash flow throughout the quarter, the Company has made progress payments to its printers, eliminated positions through attrition, implemented further cost savings and reductions in overhead, and offered prepayment discounts to key customers.

As previously disclosed, the Company has been actively attempting to secure additional equity and/or debt financing to help it address its short- and long-term liquidity needs. Recently, the Company entered into a non-binding letter of intent with a potential investor concerning the possible issuance by the Company of Series A convertible preferred stock and common stock purchase warrants. The interests of the current Company shareholders will be substantially diluted if the proposed financing is completed. In addition, the Company’s two largest shareholders are being asked to sign an agreement whereby, among other things, they would agree to vote their shares so that the investor would be able to elect a majority of the Company’s directors. As part of the transaction, a new chief executive officer selected by the investor would be put into place. The proposed transaction is subject to conditions and, at this time, the parties are in the process of negotiating definitive documents and material terms, including pricing. There can be no assurance that the definitive documents will be executed and that the proposed financing will be completed. If the proposed financing is not completed on a timely basis and the Company is not able to quickly obtain alternative financing, its business and current operations will be materially adversely affected.

As of November 1, 2001, the Company did not have commitments for any material capital expenditures for 2001 or beyond.

We may face interruption of production and services due to increased security measures in response to terrorism. Our business depends on the free flow of products and services through the channels of commerce. Recently, in response to terrorists’ activities and threats aimed at the United States, transportation, mail, financial and other services have been slowed or stopped altogether. Further delays or stoppages in transportation, mail, financial or other services could have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an increase in operating costs, such as costs for transportation, insurance and security as a result of the activities and potential activities. We may also experience delays in receiving payments from payers that have been affected by the terrorist activities and potential activities. The US economy in general is being adversely affected by the terrorist activities and potential activities and any economic downturn could adversely impact our results of operations, impair our ability to raise capital or otherwise adversely affect our ability to grow our business.

This Report on Form 10-Q contains forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; the Company’s ability to obtain additional financing; the Company’s working capital difficulties; the Company’s ability to modify, restructure or replace its debt facilities when they come due; general business and economic conditions; and changes in government laws and regulations, including taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

All sales by the Company are denominated in US dollars and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company’s products to its foreign customers which can adversely impact the level of the Company’s export sales from time to time. The majority of the Company’s cash equivalents are bank accounts and money markets, and all of the Company’s debt is variable rate. Therefore, the Company does not believe it has significant market risk exposure with regard to its financial instruments.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K
None

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVISUAL BOOKS, INC.

BY:	/s/ Nathan N. Sheinman

Nathan N. Sheinman, President Chief Operating Officer

BY:	/s/ Dan P. Reavis

Dan P. Reavis Executive Vice President Chief Financial Officer

Date: November 19, 2001