Form 10-K
period 2001-12-31
INTERVISUAL BOOKS INC /CA
filed 2002-04-15
CIK 879813

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-10916

INTERVISUAL BOOKS, INC.

(Exact Name of Registrant as Specified in its Charter)

California	95-2929217
(State of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

2716 Ocean Park Boulevard, Suite 2020
Santa Monica, California	90405
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310)302-0600

Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

Common stock, No par value

(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2002, was approximately $1,451,195. The aggregate market value was based on the closing price of the common stock as quoted by OTC Bulletin Board on such date.

     Number of shares outstanding of common stock:

6,031,490 shares as of February 28, 2002.

     Documents incorporated by reference: None

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
Item 6. SELECTED FINANCIAL DATA
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX OF EXHIBITS FILED WITH REPORT
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 23

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

PART I

Item 1. BUSINESS

Introduction

     Intervisual Books, Inc. (the “Company”) was incorporated in California in 1975 and is engaged in the business of creating and producing a diversified line of pop-up and dimensional novelty books, which it sells to domestic retailers and international and US publishers. To a lesser extent, the Company also produces pop-up and dimensional game boards and playsets, as well as cloth books.

     The Company sells and markets its self-published titles under the imprints “Piggy Toes Press™” and “Pop-up Press™.” When a title is self-published, books are created, designed and manufactured for sale to retailers or distributors by the Company’s own sales force. The Company releases new self-published titles in the Spring and Fall of each year which combined with the backlist make up the Company’s self-publishing list. The Company determines the quantity of product to produce based upon estimates of the first year’s sales. This inventory is stored and shipped from a public warehouse located in the Chicago area. When a title is self-published, the Company maintains all North American rights. Self-publishing titles are sold to book, toy, gift and specialty chains, direct sellers and independent retailers. The Company’s customer base also includes the club stores and mass market accounts, such as Target™, Wal-Mart™ and Toys R Us™. In most cases, self-publishing titles are sold on a returnable basis. The Company has the risk for unsold inventory, which is mitigated by the liquidity of book products, which can usually be sold to closeout buyers.

     The Company, also sells its products as a packager and in such cases will grant the exclusive publishing rights to one publisher in the US and in many foreign countries including the UK, France, Germany, Italy, Spain and Japan. If the Company offers a title to a US publisher as a packager, it is precluded from self-publishing the same title domestically. The Company also develops books in partnership with publishers to produce pop-up versions of existing titles owned by the publishers, including the works of key artists or writers controlled by the publishers. When the Company self-publishes a book domestically all foreign sales of that title are sold as a packaged product. When selling its products as a packager, the Company retains manufacturing rights and delivers finished product to the customer usually on a non-returnable basis.

     When the Company first started self-publishing and selling directly to retailers, it lacked the sales and operational infrastructure to handle the required customer base. This was a major factor in the Company’s decision in May of 1999 to acquire all the outstanding shares of Fast Forward Marketing, Inc. (“FFM”) for cash and shares of the Company’s common stock. FFM, a California company established in 1987, is an independent distributor of video and audio products for major motion picture studios and independent producers. FFM had built an account base of over 4,000 retailers, including national chains such as Musicland™, Toys R Us™, Blockbuster™, Target™, Borders™ and Best Buy™, as well as specialty retailers such as The Store of Knowledge™. As a result of this acquisition, the Company through its FFM division was engaged in the distribution of video and audiotapes and other products. The Company also believes this acquisition gave it more direct control over the sales and marketing of its self-published titles. In recent years the video industry has gone through many changes partially caused by the introduction of the DVD format. As a result of these changes FFM’s core business has been declining. Considering this, on February 12, 2002 the Company’s board of directors approved a formal plan to discontinue the operations of its video division by either sale or abandonment within 90 days. The Company will continue to use parts of FFM’s sales and operational infrastructure to sell and distribute its self-published titles. On March 29, 2002, the Company signed an asset purchase agreement with the FFM Acquisition Corp (FFMAC), a wholly owned subsidiary of Kanakaris Wireless. Under this agreement FFMAC at closing will acquire all the assets, excluding cash on hand and will assume the liabilities of FFM, the Company’s video division. The Company in exchange will be paid cash up to a maximum of $516,000. Of this purchase price the Company will receive $255,000 at closing with the balance of $261,000 being paid contingent on the collection of FFM’s accounts receivables outstanding at the time of closing. As these receivables are collected, the Company will receive 42.5% of each dollar up to a maximum of $261,000. On April 8, 2002 the Company closed this transaction and was paid $255,000.

Types of Product

     The Company endeavors to combine the finest of children’s contemporary book illustration with high quality color printing and paper engineering which achieves dramatic paper-folding effects. The Company’s products incorporate dimensional and movable features where illustrations come to life through multiple movements activated by pull tabs and turning wheels. Pop-up paper scenes are created when printed paper pieces are glued onto a page in such a way that when the pages are opened, a complex three-dimensional model erects itself. The model then folds itself neatly away when the page is turned or when the book is closed. The Company also incorporates electronic audio and musical chips, lights, stuffed animals and other elements into some of its works.

     Although the Company has produced pop-up versions of many popular children’s books, such as Harry Potter, Madeline, Good Night Moon Room, Paddington, Clifford, Tales of Peter Rabbit, and fairy tale classics, approximately half of the Company’s books are non-fiction educational books. In June of 2001, the Company produced two titles based on the best selling Harry Potter series for Scholastic Inc. In addition, the Company in conjuction with Warner Bros. sold these Harry Potter titles in over half a dozen different foreign countries. The Human Body, a book with anatomical pop-ups, and a series of “Learn About” books, which teach children about such things as colors, shapes, sizes, numbers, etc. were translated into 13 languages and are examples of such educational books. Since it was first released in 2000, Ten Little Ladybugs a title that teaches early learning concepts has sold over 1,100,000 copies. In the last five years, the Company sold over 620,000 copies of the interactive playset Choo Choo Charlie and has adapted this format to be used with Thomas the Tank.

     The Company has produced “electronic” books with micro-chip components that play the music to songs such as Twinkle, Twinkle Little Star, Happy Birthday, Silent Night, Jingle Bells, Lullaby and Goodnight, etc.; as well as other books which have electronic sounds such as those created by a car horn, telephone and doorbell.

     The Company’s creative department includes book designers, writers, and specialized “paper engineers” who conceive and design the books and other products at the Company’s offices in Los Angeles, California. The books, most of which require printing and labor-intensive hand-assembly are manufactured for the Company on a subcontracted basis by printers in Singapore, Thailand, China and Hong Kong.

Publishing Agreements

     Over half of the books produced by the Company are conceived and developed by the Company’s creative department. For titles the Company decides not to self-publish, key publishers are consulted to determine if they have an interest in publishing and marketing the book. In such cases, the Company and publisher sign an agreement which stipulates that the publisher will purchase a specified quantity of their edition for the right to control distribution and set pricing to sell the book. In addition, the publishing agreement allows the Company, on titles it created, to recapture publishing rights if the publisher does not continue to reorder books. Normally the Company is also given the exclusive right in perpetuity to produce all future print orders of the related title.

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

     Where the Company has contracted with a publisher to produce a book, the Company does not normally incur the expense of final printing and assembly of books without firm publishers’ orders in hand. Approximately 55% of the Company’s revenues in 2001 were derived from such co-editions.

     Most of the co-published works are authored and/or illustrated by top international children’s book authors and illustrators with the publisher or are recognized classics still in copyright with the publisher. Examples of these books include: Peter Rabbit by Beatrix Potter, Winnie-the-Pooh by A. A. Milne, Good Night Moon Room by Margaret Wise Brown and The Little Engine That Could by Watty Piper. Because of the Company’s reputation, prominent authors and/or illustrators have been attracted to produce their books with the Company. The Company has produced works authored and/or illustrated by Tomie DePaola, Jan Pienkowski, Tasha Tudor, Eric Carle, David Carter, Babette Cole, Mary Engelbreit, Jane Hissey, Mick Inkpen, and others.

Customers

     In 2001, 2000, and 1999, approximately 68%, 68%, and 48%, respectively, of the Company’s sales were to US customers. In 2001, the Company sold books to 69 different publishers in 24 countries. In 2001 two customers accounted for 10% or more of the Company’s net sales. In 2000 and 1999, one customer accounted for 10% or more of the Company’s net sales.

     Foreign sales accounted for 32%, 32%, and 52%, respectively, of the Company’s total revenues for the years ended December 31, 2001, 2000 and 1999. These sales are international co-editions sold primarily in the United Kingdom, France, Australia, Germany, Italy and Japan. The Company sells in US dollars to all customers and, accordingly, currency fluctuations which increase the price of the Company’s products to its foreign customers can adversely impact the level of the Company’s export sales from time to time. The following table breaks down revenues attributed to export sales in the geographic areas indicated as well as each area’s percent of total sales:

Export Sales as a Percentage of Total Revenues
(000’s omitted)

Geographic Area	2001	%	2000	%	1999	%

Europe	$2,950	21	$2,439	24	$4,028	33
Asia	762	6	444	4	1,212	10
Other	714	5	390	4	1,095	9

     Because all sales are generated through the Company’s US headquarters, the Company does not distinguish operating profit or loss between US sales and foreign sales. The Company has no identifiable assets attributable to foreign sales.

Marketing and Direct Distribution

   Self-publishing

     The Company produces a catalog in the Spring and Fall of each year which includes in addition to backlist titles, the new titles being released. This catalog is mailed to selected customers and often followed up by a phone call or visit from a member of the Company’s sales force. For key customers, relationships are maintained by the Company’s sales force on a frequent basis and titles are offered throughout the year. The Company also uses independent outside representative groups to call on certain customers and markets.

   Packaging

     The Company’s primary marketing activities for packaging take place with the presentation of its books at the International Children’s Book Fair in Bologna, Italy, each April and at the Frankfurt International Book Fair in Germany each October. The Company also attends Book Expo America held in a US city each June. The sales executives of the Company also market its products by calling directly on major publishers, both in the United States and internationally. Titles are presented to foreign customers by the Company’s sales force and later followed up for pricing and comfimation. The Company offers the same title to more than one foreign customer which gives the Company the advantage of grouping orders for printing to reduce costs and gives its foreign customers the advantage of ordering quantities that otherwise would not be economical for them to produce or carry on their own.

Seasonality of Business

     The Company’s business is seasonal, as is the publishing business as a whole, with the major volume of sales occurring in the last six months of the year. This is due primarily to the increase in retail sales during the “back-to-school” season, Thanksgiving, and Christmas holidays. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

     The Company operates in the highly competitive book selling industry and its products compete generally with the entire Children’s publishing industry to attract retail buyers. Pop-up and novelty books represent a relatively small percentage of total US retail sales of juvenile hardcover books. While the Company believes it is currently the largest pop-up packager in the world, it realizes that other publishers and packagers have established a competitive presence in most of the Company’s major markets.

Backlist

     In the calendar year after a new book has been shipped, the book is classified as a “backlist” title. In 2001, 2000 and 1999, approximately 60%, 54%, and 41%, respectively, of the Company’s net book sales were derived from the Company’s backlist. As of the date of this Report, the Company has approximately 1,500 backlist titles with 350 titles on its “active” backlist (titles for which the Company has received orders within the last 48 months).

Paper Engineers

     Management believes its pool of paper engineers is some of the most experienced in the world. In the creation of pop-up books, the paper engineer has the responsibility to design dramatic pop-up effects which are sturdy and durable, yet can be hand-assembled with ease and at a reasonable cost. Paper engineering is a skill rarely taught in schools; it is usually learned by doing. The Company currently employs three such paper engineers.

Printers

     The Company does not engage in any of its own printing, binding, hand-assembly, manufacturing, or shipping, but contracts such services from independent suppliers. The Company primarily utilizes printers in Hong Kong, Singapore, China and Thailand to perform the printing, hand-assembly, binding, and shipping of its products. The Company supplies its printers with color separated printing films and, for certain projects, components are procured by the Company and provided to the printer to complete assembly.

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

     Hua Yang Printing, located in Hong Kong maintains its printing operation and hand-assembly plant in China and was responsible for 36% of the Company’s production in 2001. Hua Yang Printing is a wholly-owned subsidiary of Zindart Limited (“Zindart”). Zindart is also the Company’s subordinated lender as detailed in the cash and liquidity section of Item 7 of this Report. Tien Wah Press maintains its printing facilities in Singapore and its hand-assembly plants in Malaysia and Indonesia. In 2001, the Company produced 9% of its product at Tien Wah Press. The balance of the Company’s 2001 production was handled by Sirivatana in Thailand, Excel Printing Company and Winner Offset Printing located in Hong Kong with hand assembly plants in China and one other smaller supplier.

     The Company has no long-term contracts with its printers but enters into contracts on an order-by-order basis. The Company has been working with some of its printers for over 20 years and with Hua Yang Printing for over 10 years. The Company has not experienced any material difficulties in manufacturing its products or achieving acceptable levels of quality control through these printers and believes its relationships with them to be satisfactory.

Backlog

     The Company’s backlog consists of anticipated revenues from sales of books for which the Company has confirmed orders which have not been manufactured and shipped. The backlog at February 28, 2002 was approximately $3,000,000 as compared to $4,100,000 at February 28, 2001. The backlog at February 28, 2002 consisted of confirmed orders for delivery in 2002. The Company believes that backlog as of any date is not necessarily indicative of future revenues.

Employees

     As of March 16, 2002, the Company had 46 full-time employees, of which 9 related to FFM. These employees include members of the administrative, creative, production and marketing departments. None of the Company’s employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations are satisfactory. The Company also contracts with people on an independent contractor basis, particularly in the performance of such functions as graphic design, finished art, art production, and specialized writing.

Item 2. PROPERTIES

     As of March 15, 2002, the Company moved its offices to a new location in Los Angeles. The Company is subleasing approximately 9,200 square feet at a monthly rate of $10,060. The sublease expires on September 30, 2004. The Company believes its physical properties are adequate for its current needs.

Item 3. LEGAL PROCEEDINGS

     The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company’s common stock is traded under the symbol, “IVBK”, and was traded on the Nasdaq Small Cap Market System until August 13,2001. At that time, the Company’s stock was delisted from the Nasdaq Small Cap Market System and began trading on the OTC Bulletin Board. The following table sets forth the high and low quotations for the Company’s common stock for the periods indicated. Quotations do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

COMMON STOCK PRICE

	HIGH	LOW

First Quarter - 2000	$2.22	$1.22
Second Quarter - 2000	2.19	1.00
Third Quarter - 2000	2.94	1.34
Fourth Quarter - 2000	2.81	1.00
First Quarter - 2001	1.88	1.09
Second Quarter - 2001	1.80	1.02
Third Quarter - 2001	1.68	.75
Fourth Quarter - 2001	1.50	.50

     The number of record holders of the Company’s common stock as of February 28, 2002, was 170, several of which represent “street accounts” of securities brokers. At the close of business on April 1, 2002 the Company’s common stock was trading at $.53. The Company has not paid a dividend with respect to its common stock nor does the Company anticipate paying dividends in the foreseeable future. The Company is prohibited from paying dividends without the prior approval of the lenders under both its bank revolving line of credit facility and its subordinated revolving line of credit facility.

Item 6. SELECTED FINANCIAL DATA

     The following table summarizes certain financial data for the Company for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997 which should be read in conjunction with the Financial Statements of the Company and the notes thereto and

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Report.

     The consolidated financial statements also reflect the accounts of FFM as a discontinued operation.

SELECTED FINANCIAL DATA
INTERVISUAL BOOKS, INC.

Statements of Operations Data:

	Years Ended December 31,

	2001	2000	1999	1998	1997

Net sales	$13,814,395	$10,249,298	$11,723,347	$11,191,681	$18,711,596
Rights income	80,046	102,767	573,772	205,844	321,834

Total revenue	13,894,441	10,352,065	12,297,119	11,397,525	19,033,430
Cost of sales	11,144,031	8,698,197	9,145,490	9,592,013	14,585,457

Gross profit	2,750,410	1,653,868	3,151,629	1,805,512	4,447,973
Selling, general, and administrative expenses	4,735,860	3,900,738	3,578,514	4,797,460	4,515,067

Loss from operations	(1,985,450)	(2,246,870)	(426,885)	(2,991,948)	(67,094)
Interest expense	(522,183)	(590,344)	(278,018)	(63,820)	0
Other income	8,634	22,780	46,436	70,956	56,211

Loss before income income taxes and discontinued operations	(2,498,999)	(2,814,434)	(658,467)	(2,984,812)	(10,883)
Income tax expense(benefit)	—	97,515	—	(700,000)	62,682

Net loss from continuing operations	(2,498,999)	(2,911,949)	(658,467)	(2,284,812)	(73,565)
Discontinued operations	(2,683,720)	161,172	(288,168)	0	0

Net loss	$(5,182,719)	$(2,750,777)	$(946,635)	$(2,284,812)	$(73,565)

Net income (loss) per share:
Basic and diluted-continuing	(0.42)	(0.49)	(0.12)	(0.45)	(0.02)
Basic and diluted-discontinued	(0.44)	0.03	(0.05)	0.00	0.00
Net loss per share	$(0.86)	$(0.46)	$(0.17)	(0.45)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	5,994,375	5,939,550	5,633,121	5,110,317	5,036,132

Dividends on common stock	—	—	—	—	—

Balance Sheet Data:

	At December 31,

	2001	2000	1999	1998	1997

Total assets	$8,237,653	$12,073,436	$13,341,879	$10,415,134	$13,725,574
Total liabilities	$10,978,272	$10,016,873	$8,721,097	$5,491,838	$6,615,263
Stockholders’ equity(deficit)	$(2,740,619)	$2,056,563	$4,620,782	$4,923,296	$7,110,311

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report.

General

     The Company’s inventory consists of finished books for promotional purposes, materials purchased for production, and finished books for its self-publishing program. The Company typically retains limited rights to publish the books it creates and the Company has the rights to publish approximately 1,500 books that are considered part of its “backlist” (titles that were originally manufactured and sold in previous years). Sales of titles from the Company’s backlist accounted for approximately $8,336,000 or 60% of book sales in 2001,$5,482,000 or 54% of book sales in 2000, and $4,853,000 or 41% of book sales in 1999.

     Production costs related to books include amounts incurred for design, art, editorial services, paper engineering, cutting dies, and color separations. The costs for books are stated at cost and are capitalized and amortized using the sum-of-the-years-digits method over a five-year projected sales life. These costs are evaluated each year based on management’s estimates of future sales of related products. These costs are written off when management believes they provide no future benefit. Costs of products which have an anticipated sales life of one year or less are written off in the first year of sale.

     Total production costs, net of accumulated amortization, were approximately $2,944,000 at December 31, 2001 and $3,626,000 at December 31, 2000.

     The Company recognizes income upon shipment of books. Historically, the Company, which has a December 31 year-end, has recognized a majority of its sales in the last six months of each year, resulting from the year-end holiday season and the spring season of the following year which is often shipped in December. The Company achieved approximately 54%, 64%, and 64%, respectively, of its total sales during the last six months of 2001, 2000, and 1999.

     On May 14, 1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (“Fast Forward”). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount is due if Fast Forward achieved between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement was met. No payment was made as the target was not achieved. This transaction was accounted for as a purchase. This resulted in goodwill of $1,587,000 which is being amortized over the estimated useful life of 20 years.

The Company has been experiencing deteriorating sales and profits from its video division since its acquisition. As a result of the deteriorating sales and change in business goals, the Company evaluated the future viability of its video division. On February 12, 2002, the board of directors approved a formal plan to discontinue the operations of FFM by either sale or abandonment within 90 days. The Company recognized a loss from discontinued operations of $2,526,818, which included the write off of goodwill of approximately $1,746,000 and an accrual of approximately $70,000 for operating losses between the balance sheet date and measurement date. The Company has also recorded a loss on disposal of $248,000, which includes the operating losses from the measurement date to the date of disposal and other disposal costs. Since the measurement date of the discontinued operation was subsequent to year end but prior to report issuance date, the Company recorded the discontinued operation as of December 31, 2001 and restated all prior periods in accordance with EITF 95-18.

     On March 29, 2002, the Company signed an asset purchase agreement with the FFM Acquisition Corp (FFMAC), a wholly owned subsidiary of Kanakaris Wireless. Under this agreement FFMAC at closing will acquire all the assets, excluding cash on hand and will assume the liabilities of FFM, the Company’s video division. The Company in exchange will be paid cash up to a maximum of $516,000. Of this purchase price the Company will receive $255,000 at closing with the balance of $261,000 being paid contingent on the collection of FFM’s accounts receivables outstanding at the time of closing. As these receivables are collected, the Company will receive 42.5% of each dollar up to a maximum of $261,000. On April 8, 2002 the Company closed this transaction and was paid $255,000.

Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Sales Returns and Allowance for Doubtful Accounts

The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand acceptance of our products when evaluating the adequacy of the sales returns. Significant management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to approximately $650,000 in 2001. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluation the adequacy of the allowance for doubtful accounts. The Company’s allowance for doubtful accounts balance at December 31, 2001 was approximately $350,000. The accounts receivable balance at December 31, 2001 was approximately $2,032,000, net of sales returns of $650,000 and allowance for doubtful accounts of $350,000.

Capitalized Production Costs

The Company capitalizes production costs by title. Production costs include costs for design, art, editorial services, paper engineering, dies and color separation associated with books. The Company amortizes these costs using the sum-of-the-years-digits method over a five year projected sales life. Annually, the Company evaluates these accumulated costs for recoverability against estimated future sales of the related product. For the years 2001 and 2000, the Company capitalized $1,059,000 and $1,723,000, and the balance is $2,944,000 and $3,626,000, net of accumulated amortization of $6,737,000 and $6,431,000, respectively. To the extent that the actual sales life of a title differs from projected sales life, amortization expense may be understated or overstated.

Inventories

The Company inventory is valued at the lower of cost or market and continually reviews the book value of discontinued books to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market values is less than cost, then the Company writes down the related inventory to that value. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. The reserves on inventory at December 31, 2001 are approximately $919.000.

Results of Operations

Comparison of the Year Ended December 31, 2001 to the Year Ended December 31, 2000.

     Net sales for the year ended December 31, 2001, were $13,814,000 as compared to $10,249,000 for the same period in 2000, an increase of $3,565,000 or 35%. This increase can be attributed to higher packaging sales of $1,841,000 and higher self-publishing sales of $1,724,000. The increase in packaging sales resulted primarily from the sales of two Harry Potter titles shipped in the second and third quarters of 2001 and a large sale of Grinch DVD playsets in the third quarter of the year. Increases in publishing sales were a result of the success of several key titles being included in the storewide electronic reordering programs of 4 major retailers. Net sales from US customers versus foreign customers was unchanged from the prior year, 68% US and 32% foreign for both 2001 and 2000.

     Rights income for the year ended December 31, 2001 was $80,000 as compared to $103,000 for the year ended December 31, 2000. This income is subject to fluctuations and depends on the number of projects purchased in any given year. In 2001, the rights income was primarily from royalties earned on projects sold in prior years. In 2000, rights to two titles were sold.

     Gross profit margin as a percent of sales for the year ended December 31, 2001, was 19.8% as compared to 16% in 2000. Profit margins increased .2% on packaging sales and 2.4% on self-publishing titles. Affecting the 2001 gross profit margin on the self-packaging sales were adjustments for reserves for slow-moving inventory totalling $773,000 in the fourth quarter. Excluding the effect of these reserves, gross profit margin on self-publishing sales was 50.4% as compared to 35.4% for the prior year.

     Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $9,166,000 or 66.4% of sales for 2001 as compared to $6,927,000 or 67.6% of sales for 2000. The amortization of book development costs was $1,741,000 for 2001 compared to $1,435,000 for 2000. Royalties for the year ended December 31, 2001 were $237,000 as compared to $336,000 in 2000. The decrease in royalties is largely related to the mix of titles sold.

     Selling, general and administrative expenses for the year ended December 31, 2001 were $4,736,000 compared to $3,901,000 for the year ended December 31, 2000, an increase of $835,000 or 21%. Personnel expenses for the year ended December 31, 2001 were $1,808,000 as compared to $1,764,000 in 2000 an increase of $44,000. Selling expenses in 2001 were $1,191,000 versus $1,139,000 in 2000 for an increase of $52,000. Administrative expenses were $1,737,000 in 2001 as compared to $998,000 in 2000. This $739,000 increase was due mainly to charges totaling over $455,000 for warrants issued, additions to the bad debts reserve and legal fees.

     Other income for the year ended December 31, 2001 was $9,000 as compared to $23,000 in the prior year. Interest expense was $522,000 in 2001 versus $590,000 in 2000. This decline was due to lower average borrowings as a result of loan paydowns by the Company during the year.

     The Company experienced a loss before income taxes and discontinued operations for the year ended December 31, 2001 of $2,499,000 compared to a loss of $2,814,000 for the comparable period in 2000, a decrease of $315,000. The Company’s net loss was $5,183,000 in 2001 as compared to net loss of $2,751,000 in 2000. The net loss for 2001 included a loss of $2,684,000 for discontinued operations, while the 2000 net loss included $161,000 income from discontinued operations.

     The Company was in a loss carryforward position primarily due to the operating losses incurred during the years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $5,926,000 that expires on various dates beginning in 2018 through 2021.

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

     For the year ended December 31, 2001, the Company has a net deferred tax asset of $250,000. The Company evaluated the gross deferred tax asset of $3,452,800 taking into consideration projected operating results and determined that a valuation allowance of $3,202,800 should be established. The Company believes it is more likely than not that the net deferred tax asset of $250,000 will be realized.

Comparison of the Year Ended December 31, 2000 to the Year Ended December 31, 1999.

     Net sales for the year ended December 31, 2000, were $10,249,000 as compared to $11,723,000 for the same period in 1999, a decrease of $1,474,000 or 13%. This decrease can be mainly attributed to lower packaging sales of $4,588,000 offset by higher self publishing sales of $3,114,000. Packaging sales decreased mainly due to lower sales to foreign publishers and to a lesser extent US publishers. Foreign sales were negatively affected by the strong US dollar and unfavorable Asian economic conditions. Also affecting foreign sales was the loss of a key UK packaging customer which was not replaced with a new account until late in 2000. Domestic packaging sales were lower mainly due to a direct seller who in 1999 was sold as a packager and in 2000 purchased self-published titles. Self-publishing sales were up mainly due to the Company’s continued efforts to expand this important market. The Company made and will continue to make a concentrated effort to expand not only its self-publishing customer base, but to increase the number of titles being offered to the Company’s retail customers.

     Rights income for the year ended December 31, 2000 were $103,000 as compared to $574,000 for the year ended December 31, 1999. This income is subject to fluctuations and depends on the number of projects purchased in any given year. In 1999, rights income for the Company was much higher than normal due to nine titles being sold. In 2000, rights to two titles were sold.

     Gross profit margin as a percent of sales (excluding the effect of rights income) for the year ended December 31, 2000, was 15.1% as compared to 22% in 1999. Profit margins decreased mainly due to lower margins on self-publishing titles and lower margins on packaging sales. Margins on self-publishing titles fell mainly because of the number of mass market accounts sold in 2000 as compared to 1999 and additional reserves taken for inventory markdowns. Closeout sales of self-publishing inventory also negatively impacted margins in 2000. The reduction in margin on packaging sales was due mainly to better pricing offered to foreign customers to help offset the effect of a stronger US dollar.

     Cost of sales consists primarily of manufacturing and shipping costs, book development amortization, and royalties. Manufacturing and shipping costs were $6,927,000 or 67.6% of sales for 2000 as compared to $7,256,000 or 61.9% of sales for 1999. The amortization of book development costs was $1,435,000 for 2000 compared to $1,432,000 for 1999. Royalties for the year ended December 31, 2000 were $336,000 as compared to $457,000 in 1999. The decrease in royalties is largely related to the mix of titles sold.

     Selling, general and administrative expenses for the year ended December 31, 2000 were $3,901,000 compared to $3,579,000 for the year ended December 31, 1999, an increase of $322,000 or 9%. Personnel expenses for the year ended December 31, 2000 were $1,764,000 as compared to $1,437,000 in 1999. This increase of $327,000 can be attributed primarily to selling salaries and other costs related to self-publishing sales and a non-reccuring expense of $105,000 taken for a consulting arrangement. These increases were offset by officer salary reductions, decreases in auto allowances and stock option expenses. Selling expenses in 2000 were $1,139,000 versus $1,210,000 in 1999 for a decrease of $71,000. This decrease is primarily related to decreases in warehouse and distribution costs and field representative expenses offset by increases in travel expenses, commissions and in the reserve for royalty advances. Administrative expenses were $998,000 in 2000 as compared to $932,000 in 1999. The increase of $66,000 was primarily attributable to increases in bad debt allowance, rent, insurance, and accounting expenses partially offset by a decrease in taxes and licenses and depreciation.

     Other income for the year ended December 31, 2000 was $23,000 as compared to $46,000 in the prior year. Interest expense was $590,000 in 2000 versus $278,000 in 1999. Interest expense was higher as a result of an increase in borrowings on the Company’s lines of credit.

     The Company experienced a loss before income taxes and discontinued operations for the year ended December 31, 2000 of $2,814,000 compared to a loss of $658,000 for the comparable period in 1999, an increased loss of $2,156,000. Included in this loss was an expense for income taxes of $98,000 which related to the partial write-off in 2000 of a tax benefit first taken in prior years. Also contributing to this year’s loss were significantly higher additions to the reserves for returns, bad debts, inventory closeouts and authors’ advances. The Company’s net loss was $2,751,000 in 2000 as compared to net loss of $947,000 in 1999. The net loss for 2000 included income of $161,000 from the discontinued operations and the 1999 net loss included a loss of $288,000 from the discontinued operations.

     The Company was in a loss carryforward position primarily due to the operating losses incurred during the years ended December 31, 2000, 1999 and 1998. At December 31, 2000, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $4,400,000 that expired on various dates beginning in 2018 through 2020.

     The major temporary tax differences that were expected to reverse next year were allowance for doubtful accounts, reserves for sales and returns, accrued vacations, uniform capitalization of inventory, and the effect of a change from cash to accrual basis. However, the Company expects new temporary differences to be established in these years which will either reduce or exceed the reversing temporary differences.

     For the year ended December 31, 2000, the Company had a net deferred tax asset of $250,000. The Company evaluated the gross deferred tax asset of $2,626,100 taking into consideration projected operating results and determined that a valuation allowance of $2,376,100 should be established. The Company believed it was more likely than not that the net deferred tax asset of $250,000 would be realized.

Liquidity and Capital Resources

     The Company’s cash and cash equivalents increased to $1,266,000 at December 31, 2001 from $396,000 at December 31, 2000.

     Working capital (deficit) at December 31, 2001, was ($4,327,000) compared to $601,000 at December 31, 2000. This decrease was due mainly to $1,695,000 of borrowings being classifed as current as of December 31, 2001 that were included in long-term debt the prior year. Also affecting this decrease in working capital was a $1,634,000 decrease in accounts receivable and a $2,016,000 increase in accounts payable. Subsequent to December 31, 2001, the Company’s working capital was significantly improved by the completion of a $2,100,000 equity investment. Working capital in 2002 will also benefit substantially from negotiated reductions in debt and accounts payable completed after December 31, 2001 but prior to the date of this report.

     Net cash provided by operations was $5,427,000 in 2001 as compared to $844,000 in operations in 2000. This $4,583,000 change was primarily attributable to an increased net loss of $2,432,000 for 2001 as compared to 2000, reduced by approximately $5,628,000 more in non-cash items, a decrease in accounts receivable, an increase in accounts payable, offset by increases in prepaid expenses, inventories and accrued expenses.

     Net cash used in investing activities amounted to $1,063,000 in 2001 as compared to $1,736,000 during 2000. This decrease was due primarily to a reclassification in 2000 of $357,000 not duplicated this year and lower spending for production costs.

     Net cash used in financing activities in 2001 was $1,015,000 as compared to $1,662,000 provided by financing in 2000. This $2,677,000 difference was primarily attributable to payments of $1,095,000 made in 2001 to reduce the Company’s bank and subordinated debt, and borrowings in 2000 totaling $1,475,000 not duplicated in 2001.

     At December 31, 2000, the Company did not meet the minimum Net Tangible Asset requirement for continued listing on the Nasdaq SmallCap Market. In August 2001, the Company received Nasdaq’s notification that its common stock would be delisted from the Small Cap Market effective August 13, 2001. At that time, the Company’s stock began trading on the NASD-regulated OTC Bulletin Board.

     The Company had a revolving line of credit facility with a bank that provided a credit line of up to $2,500,000 subject to certain covenants. Advances under the facility beared interest at prime plus 2.5% in 2000, and were secured by the Company’s assets. In April 2001, the Company signed an amendment to the line of credit agreement, which extended the maturity date to June 30, 2002 converted the line of credit to an amortizing term loan, and increased the interest rate to 4% over the bank’s prime rate (8.75% as of December 31, 2001), this loan is secured by the Company’s assets. Pursuant to the amended agreement, the Company made a required principal payment of $225,000 before June 30, 2001. In addition, the Company paid $15,000 per month commencing May 1, 2001, which amount was applied to the outstanding principal. In further consideration for the amendments, the Company paid to the bank a fee of $25,000.

     On December 31, 2001, the Company in order to obtain the Bank’s approval to consummate a $2,100,000 equity investment which was finalized in January of 2002, further amended the above agreement. Under this amendment, the Company paid a principal payment of $500,000 on December 31, 2001, and an extension fee of $15,000. The Company also agreed to an increase in monthly principal payments from $15,000 to $25,000. Under this amendment, the outstanding principal amount is due on December 31, 2002 and also amended all the financial covenants at December 31, 2001. The Company was in compliance with financial covenants at December 31, 2001. At December 31, 2001 and 2000, the Company had an outstanding indebtedness of $1,630,000 and $2,475,000, respectively.

     On March 22, 2002, the Company was notified that its loan agreement with its bank had been assigned to Republic Credit Corporation (“Lender”). On April 4, 2002 the Company signed a “Consent and Waiver Agreement” with the Lender giving it authorization to complete the sale of the Company’s video division, Fast Forward Marketing, Inc (FFM). Under this agreement the Company on April 8, 2002 paid the Lender $175,000 as a reduction to its outstanding indebtedness. This agreement also requires that as the Company is paid additional cash from the collection of FFM’s receivables (as described above), it will pay the Lender 45% of each dollar received.

     The Company had a subordinated revolving line of credit facility with Zindart Limited (“Zindart”), the parent company of Hua Yang Printing, the Company’s largest printer, that provided for a line of credit of up to $2,300,000, subordinated to the bank’s line of credit. Advances under this line bear interest at 5% above LIBOR (6.883% at December 31, 2001) and are secured by the Company’s assets. In April 2001, the Company entered into Amendment Number 1 with Zindart which extended the maturity date of the credit facility until June 30, 2002. As amended, the lender was no longer obligated to make future advances under the line and the Company agreed to pay to Zindart $250,000 in April 2001 and $250,000 on or before March 15, 2002, which amounts were to be applied to the outstanding principal. Under Amendment Number 2, the Company was not required to make the March 15, 2002 payment.

     On December 31, 2001, the Company entered into Amendment Number 2 with Zindart to amend the loan and security agreement subject to the Company’s completion of an equity investment by January 31, 2002. This equity investment was completed by the Company on a timely basis and this amendment was made effective. Under this agreement, Zindart will allow $400,000 of the outstanding balance at December 31, 2001, to be converted into shares of the Company's common stock subject to the terms of a Voting Agreement, executed in January 2002 between Zindart and Intervisual Partners, LLC the entity established by a group of investors to make an equity investment in the Company. The Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart will cancel $400,000 of the outstanding principal in the quarter ending September 30, 2002, contingent upon the Company’s satisfactory payment performance on amounts owed Hua Yang Printing as part of accounts payable for printing services. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002, the remaining balance of $1,250,000 (after taking into consideration the conversion and cancellation) will bear interest at 5% above LIBOR (6.883% at December 31, 2001) and will be repaid in 24 equal installments, with final payment due on July 31, 2004. In accordance with SFAS 6 “Classification of Short-Term Obligations Expected to be Refinanced,” the amount of debt converted to equity was classified as long-term debt at December 31, 2001. At December 31, 2001, the Company had an outstanding indebtedness of $2,050,000 and was in compliance with all covenants.

     For the past three years, the Company reported a loss of ($5,182,719), ($2,750,777) and ($946,635) in 2001, 2000 and 1999. In addition, the Company had outstanding indebtedness of $1,630,000 with a bank due in December 2002 and $2,050,000 subordinated debt with a private party, of which $660,417 is due within one year.

     In January 2002, the Company completed a preferred stock financing of $2,100,000 (See Note 21). The Company also expects positive cash flow from operations for 2002. The Company has implemented several cost cutting measures and has developed a plan to discontinue its video division. The Company believes its current cash balances combined with the financing of $2,100,000 and projected positive cash flows from operations are sufficient to fund operations over the next year.

     As of February 28, 2002, the Company did not have commitments for any material capital expenditures for 2002 or beyond.

New Accounting Pronouncements

     In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of this Statement has no impact on its financial statements.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All sales by the Company are denominated in US dollars and, accordingly, the Company does not enter into hedging transactions with regard to any foreign currencies. Currency fluctuations can, however, increase the price of the Company’s products to its foreign customers which can adversely impact the level of the Company’s export sales from time to time. The majority of the Company’s cash equivalents are bank accounts and money markets, and the Company does not believe it has significant market risk exposure with regard to its investments.

     The Company’s primary market risks include fluctuation in interest rates and variability in interest rate spread relationships (i.e. prime to LIBOR spreads). The Company’s management believes that fluctuations in interest rates in the near term would not materially affect the Company’s consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements prepared in accordance with Regulation S-X are set forth beginning at page 24 hereof.

Report of Independent Certified Public Accountants

Intervisual Books, Inc. and Subsidiary Santa Monica, California

We have audited the accompanying consolidated balance sheets of Intervisual Books, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intervisual Books, Inc. and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Los Angeles, California
March 1, 2002, except for Note 21,
   which is as of April 8, 2002

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

ASSETS (Notes 6 and 7)
CURRENT:
Cash and cash equivalents	$1,265,553	$396,010
Accounts receivable, net (Notes 2 and 12)	2,032,435	3,666,167
Inventories (Note 3)	1,341,217	1,837,133
Prepaid expenses	270,568	63,248
Royalty and commission advances	74,358	150,627
Deferred income taxes	250,000	—
Other current assets	2,671	238,793

TOTAL CURRENT ASSETS	5,236,802	6,351,978
PRODUCTION COSTS, net of accumulated amortization of $6,737,250 and $6,431,400	2,943,782	3,626,119
PROPERTY AND EQUIPMENT, net (Note 4)	57,069	99,402
DEFERRED INCOME TAXES (Note 8)	—	250,000
GOODWILL, net of accumulated amortization of $1,461,473 and $125,719 (Note 15)	—	1,461,473
OTHER ASSETS	—	284,464

	$8,237,653	$12,073,436

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable (Notes 12 and 21)	$6,143,851	$4,127,978
Accrued royalties	257,221	319,557
Accrued expenses	278,941	399,580
Customer deposits (Note 5)	166,121	177,264
Term loan with bank, current portion (Note 6)	1,630,000	345,000
Line of credit with private party, current portion (Note 7)	660,417	250,000
Net liabilities on discontinued operations (Note 15)	427,138	131,793

TOTAL CURRENT LIABILITIES	9,563,689	5,751,172
TERM LOAN WITH BANK, less current portion (Note 6)	—	2,130,000
LINE OF CREDIT WITH PRIVATE PARTY, less current portion (Note 7)	1,389,583	2,050,000
OTHER LIABILITIES	25,000	85,701

TOTAL LIABILITIES	10,978,272	10,016,873

COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7, 11, and 14)
STOCKHOLDERS’ EQUITY (DEFICIT) (Notes 7, 10, 11, 15, 16 and 21):
Preferred stock, shares authorized 3,000,000, none issued
Common stock, no par, shares authorized 12,000,000; issued and outstanding 6,031,490 and 5,955,383	5,470,663	5,390,750
Additional paid-in capital	806,494	500,870
Accumulated deficit	(9,017,776)	(3,835,057)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(2,740,619)	2,056,563

	$8,237,653	$12,073,436

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2001	2000	1999

NET SALES (Note 12, 17 and 19)	$13,814,395	$10,249,298	$11,723,347
RIGHTS INCOME (Note 9)	80,046	102,767	573,772

TOTAL REVENUE	13,894,441	10,352,065	12,297,119
COST OF SALES (Notes 12 and 13)	11,144,031	8,698,197	9,145,490

GROSS PROFIT	2,750,410	1,653,868	3,151,629
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,735,860	3,900,738	3,578,514

LOSS FROM OPERATIONS	(1,985,450)	(2,246,870)	(426,885)
INTEREST EXPENSE	(522,183)	(590,344)	(278,018)
OTHER INCOME	8,634	22,780	46,436

LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,498,999)	(2,814,434)	(658,467)
INCOME TAX PROVISION (BENEFIT) (Note 8)	—	97,515	—

NET LOSS FROM CONTINUING OPERATIONS	(2,498,999)	(2,911,949)	(658,467)
DISCONTINUED OPERATIONS (Note 15):
Income (loss) from discontinued operations, net of income taxes of $0, $94,400 and $0	(2,435,720)	161,172	(288,168)
Loss on disposal of discontinued operations	(248,000)	—	—

NET LOSS	$(5,182,719)	$(2,750,777)	$(946,635)

NET INCOME (LOSS) PER SHARE:
Basic and Diluted — continuing operations	$(0.42)	$(0.49)	$(0.12)
Basic and Diluted — discontinued operations	(0.44)	0.03	(0.05)

NET LOSS PER SHARE	$(0.86)	$(0.46)	$(0.17)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Note 16)
Basic and Diluted	5,994,375	5,939,550	5,633,121

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock		Additional	Earnings	Total
			Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity

BALANCE, January 1, 1999	5,164,531	$4,731,029	$329,912	$(137,645)	$4,923,296
Stock-based compensation (Note 10)	—	—	43,217	—	43,217
Exercise of stock options (Note 10)	81,086	111,806	—	—	111,806
Acquisition of Fast Forward Marketing, Inc. (“FFM”) (Note 15)	670,000	489,100	—	—	489,100
Net loss for the year	—	—	—	(946,635)	(946,635)

BALANCE, December 31, 1999	5,915,617	5,331,935	373,129	(1,084,280)	4,620,784
Stock-based compensation (Note 10)	—	—	1,741	—	1,741
Exercise of stock options (Note 10)	39,766	58,815	—	—	58,815
Issuance of warrants in connection with financing (Notes 7 and 8)	—	—	126,000	—	126,000
Net loss for the year	—	—	—	(2,750,777)	(2,750,777)

BALANCE, December 31, 2000	5,955,383	5,390,750	500,870	(3,835,057)	2,056,563
Conversion of loan to common stock (Note 10)	76,107	79,913	—	—	79,913
Stock-based compensation (Note 10)	—	—	217	—	217
Issuance of warrants in connection with financing (Note 10)	—	—	305,407	—	305,407
Net loss for the year	—	—	—	(5,182,719)	(5,182,719)

BALANCE, December 31, 2001	6,031,490	$5,470,663	$806,494	$(9,017,776)	$(2,740,619)

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents (Note 18)

	Years ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(5,182,719)	$(2,750,777)	$(946,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,533,186	1,592,624	1,896,149
Provision for losses on accounts receivable	190,000	10,000	(69,575)
Provision for inventory write-offs	689,490	165,236	(72,400)
Provision for losses on royalty advances	60,000	106,006	—
Deferred income taxes	—	193,211	—
Stock-based compensation and interest expense	305,624	—	43,217
Discontinued operations	2,774,818	(141,684)	288,168
Increase (decrease) from changes in operating assets and liabilities, net of business acquired:
Accounts receivable	1,443,732	1,339,826	(2,700,267)
Inventories	(193,574)	(268,507)	(26,881)
Prepaid expenses	(207,320)	277,083	(98,489)
Royalty and commission advances	16,269	35,980	59,370
Income taxes receivable	—	—	117,281
Other current assets	236,122	(29,705)	(3,412)
Accounts payable	2,015,873	261,640	735,106
Accrued royalties	(62,336)	(261,582)	299,187
Accrued expenses	(120,639)	228,765	(55,330)
Customer deposits	(11,143)	114,000	(5,316)
Other liabilities	(60,701)	(28,665)	29,837

Net cash provided by (used in) operating activities	5,426,682	844,049	(509,990)

Net cash provided by (used in) discontinued operations	(2,479,473)	(1,017,299)	1,002,608

Cash flows from investing activities:
Purchases of property and equipment	(3,984)	(13,549)	(30,990)
Additions to production costs	(1,058,595)	(1,722,513)	(1,727,966)
Additions to acquisition cost	—	—	(1,587,014)
Cash acquired from FFM acquisition	—	—	304,779

Net cash used in investing activities	(1,062,579)	(1,736,062)	(3,041,191)

Cash flows from financing activities:
Proceeds from subordinated line of credit	—	100,000	2,200,000
Proceeds from bank line of credit	—	1,375,000	1,320,000
Repayment on subordinated line of credit	(250,000)	—	(2,000,000)
Repayment on bank line of credit	(845,000)	—
Proceeds from exercise of stock options	79,913	186,557	111,805

Net cash provided by financing activities	(1,015,087)	1,661,557	1,631,805

Net decrease in cash and cash equivalents	869,543	(247,755)	(916,768)
Cash and cash equivalents, beginning of year	396,010	643,765	1,560,533

Cash and cash equivalents, end of year	$1,265,553	$396,010	$643,765

See accompanying summary of accounting policies and notes to consolidated financial statements.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

SUMMARY OF ACCOUNTING POLICIES

BUSINESS

Intervisual Books, Inc. (“IBI”) was incorporated in California in 1975. IBI is engaged in creating, packaging and producing of pop-up and dimensional novelty books for domestic and international distribution. IBI distributes through many publishers in the United States. In May 1999, IBI acquired Fast Forward Marketing, (“FFM”). Pursuant to the merger agreement, FFM became a wholly owned subsidiary of IBI. FFM provided sales and marketing services in the video, audio and book publishing industries throughout the United States. FFM purchased its product from major motion picture studios and/or independent video producers and sold directly to video retailers including children’s educational stores, gift shops, museum stores, educational distributors, and direct mail catalogs. On February 12, 2002, the Company developed a formal plan to dispose of FFM. As such, FFM is reflected as a discontinued operation in the accompanying financial statements. As a result of the disposal, IBI will begin selling directly to the book publishing industries in 2002.

As used herein, the term the “Company” means Intervisual Books, Inc. and Subsidiary, and the term “IBI” means Intervisual Books, Inc., exclusive of such subsidiary.

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of IBI and FFM, however, FFM has been classified as a discontinued operation. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements also reflect the accounts and transactions of FFM from May 14, 1999, the date it was acquired. The acquisition was accounted for under the purchase method of accounting. At December 31, 2001, FFM was reflected as a discontinued operation for all periods presented.

REVENUE RECOGNITION

The Company recognizes revenues upon shipment of product, at which time title passes to the customer. The Company records a provision for estimated future returns.

PRODUCTION COSTS AND AMORTIZATION

Production costs related to books include amounts incurred for design, art, editorial services, paper engineering, dies and color separation. The costs for pop-up books are stated at the lower of cost or net realizable value and are amortized using the sum-of-the-years-digits method over a five year projected sales life. These costs are periodically evaluated each year based on management’s estimates of future sales of related products. These costs are written off when management believes they provide no future benefit. Costs of products which have an anticipated useful life of one year or less are charged to operations in the year the sales occur.

Production costs related to videos include amounts incurred for duplication, editing, and packaging. The costs are stated at the lower of cost or net realizable value and are amortized over the greater of the number of units sold divided by total units estimated to be sold or straight line basis over the life of the product.

Amortization of book production costs included in cost of sales for 2001, 2000 and 1999 was $1,740,932, $1,435,193 and $1,432,137.

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

GOODWILL

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight-line basis over twenty years. The Company periodically evaluates the recoverability of goodwill. The measurement of possible impairment is based primarily on the Company’s ability to recover the unamortized balance of the goodwill from expected future operating cash flows on an undiscounted basis. At December 31, 2001, the Company determined its goodwill was impaired and wrote off the unamortized portion (see Note 15).

INCOME TAXES

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes”. SFAS 109 requires a company to use the asset and liability method of accounting for income taxes.

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities and result primarily from differences in methods used to amortize production costs. A valuation allowance is provided when management cannot determine whether it is more likely than not that the deferred tax asset will be realized. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

EARNINGS (LOSS) PER SHARE

The Company computes earnings (loss) per common share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128), which requires presentation of basic and diluted earnings per share. Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts, such as stock options and warrants, to issue common stock were exercised or converted into common stock, but does not include the impact of securities that would be antidilutive. During the three years ended December 31, 2001, these securities were not included in the computation of diluted loss per share as they were antidilutive.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

SUMMARY OF ACCOUNTING POLICIES

STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) establishes a fair value method of accounting for stock-based compensation plans. In accordance with SFAS 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

A description of the methods and assumptions used to estimate the fair value of each class of the Company’s financial instruments is as follows:

Cash equivalents, receivables, and accounts payable are recorded at carrying amounts which approximate fair value due to the short maturity of these instruments.

The fair value of the Company’s lines of credit approximates their carrying value due to the variable nature of the interest rates on these instruments, which approximates the rate the Company could borrow at December 31, 2001 and 2000.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

SEGMENTS OF AN ENTERPRISE

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (SFAS 131) requires that public companies report certain information about operating segments, products, services and geographical areas in which they operate and their major customers. See Note 17, Segment Information.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

SUMMARY OF ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test nine months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company believes the adoption of this Statement has no impact on its financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of this Statement will have no material impact on its financial statements.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The Company believes the adoption of this Statement will have no material impact on its financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to conform the prior year’s amounts to the current year’s presentation.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — LIQUIDITY

For the past three years, the Company reported a loss of ($5,182,719), ($2,750,777) and ($946,635) in 2001, 2000 and 1999. In addition, the Company had outstanding indebtedness of $1,630,000 with a bank due in December 2002 and $2,050,000 subordinated debt with a private party, of which $660,417 is due within one year.

In January 2002, the Company completed a preferred stock financing of $2,100,000 (See Note 21). The Company also expects positive cash flow from operations for 2002. The Company has implemented several cost cutting measures and has developed a plan to discontinue its video division. The Company believes its current cash balances and projected positive cash flows from operations are sufficient to fund operations over the next year.

NOTE 2 — ACCOUNTS RECEIVABLE

Accounts receivable relates to sales to traditional publishing customers and sales under the IBI self-publishing program. Sales under the self-publishing program and videos are subject to returns. The Company has an agreement with its customers and suppliers that allows for returns of merchandise. Accordingly, a reserve for sales returns and doubtful collections has been provided. The reserve accounts require the use of estimates and the amounts ultimately realized may differ significantly.

Accounts receivable are summarized as follows:

	2001	2000

Accounts receivable	$3,032,807	$4,500,893
Less: Allowance for possible losses	(350,529)	(184,194)
Less: Allowance for sales returns	(649,843)	(646,132)

Accounts receivable, net	$2,032,435	$3,666,167

NOTE 3 — INVENTORIES

Inventories consist of the following:

	2001	2000

Materials	$399,567	$416,037
Finished goods	1,860,876	1,650,832
Less: Allowance for obsolete inventory	(919,226)	(229,736)

Total inventory	$1,341,217	$1,837,133

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — PROPERTY AND EQUIPMENT

The major classes of property and equipment and the related estimated useful lives are as follows:

	December 31,
			Estimated
	2001	2000	Useful Lives

Computers	$534,064	$533,117	5years
Office furniture and equipment	584,843	581,807	5-7years
Leasehold improvements	69,076	69,076	5years

	1,187,983	1,184,000
Less accumulated depreciation	(1,130,915)	(1,084,598)

	$57,069	$99,402

Depreciation expense on property and equipment was $46,318, $52,232, and $80,393 for the years ended December 31, 2001, 2000 and 1999.

NOTE 5 — CUSTOMER DEPOSITS

Customer deposits of $166,121 and $177,264, recorded at December 31, 2001 and 2000, consist of cash advances received from publishers prior to printing, assembly and shipping of the related products.

NOTE 6 — LINE OF CREDIT WITH A BANK

The Company had a revolving line of credit facility with a bank that provided a credit line of up to $2,500,000, subject to certain covenants. Advances under the facility beared interest at prime plus 2.5% in 2000, and were secured by the Company’s assets. In April 2001, the Company signed an amendment to the line of credit agreement, which extended the maturity date to June 30, 2002, converted the line of credit to an amortizing term loan secured by the Company’s assets, and increased the interest rate to 4% over the bank’s prime rate (8.75% as of December 31, 2001).

Pursuant to the amended agreement, the Company made a required principal payment of $225,000 before June 30, 2001. In addition, the Company paid $15,000 per month commencing May 1, 2001, which amount was applied to the outstanding principal. In further consideration for the amendments, the Company paid to the bank a fee of $25,000.

On December 31, 2001, the Company signed another amendment to the above agreement. Under this amendment, the Company paid a principal payment of $500,000 on December 31, 2001, and an extension fee of $15,000. The Company also agreed to an increase in monthly principal payments of $25,000 per month. Under this amendment, the outstanding principal amount is due on December 31, 2002. Finally, the amendment also amended all the financial covenants at December 31, 2001. The Company was in compliance with financial covenants at December 31, 2001.

At December 31, 2001 and 2000, the Company had an outstanding indebtedness of $1,630,000 and $2,475,000, respectively, and no outstanding letters of credit (see Note 21).

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — LINE OF CREDIT WITH ZINDART LIMITED (“Zindart”)

The Company had a subordinated revolving line of credit facility with Zindart that provided for a line of credit of up to $2,300,000. The line of credit is subordinated to the bank line of credit discussed in Note 6. Advances under this line bear interest at 5% above LIBOR (6.883% at December 31, 2001) and are secured by the Company’s assets.

In April 2001, the Company entered into Amendment Number 1 with Zindart which extended the maturity date of the credit facility until June 30, 2002. As amended, the Lender was no longer obligated to make future advances under the line and the Company agreed to pay to Zindart $250,000 in April of 2001 and $250,000 on or before March 15, 2002, which amounts were to be applied to the outstanding principal. Under Amendment Number 2, the Company was not required to make the March 15, 2002 payment.

On December 31, 2001, the Company entered into Amendment Number 2 with Zindart to amend the loan and security agreement. Under this agreement, Zindart will allow $400,000 of the outstanding balance at December 31, 2001, to be converted to common stock of the Company subject to the terms of the Voting Agreement, if any, to be executed between Zindart and Intervisual Partners, LLC. This agreement was executed in January 2002, therefore the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart will cancel $400,000 of the outstanding principal loan in the quarter ending September 30, 2002, contingent upon the Company’s satisfactory payment performance. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002, the remaining balance of $1,250,000 (after taking into consideration the conversion and cancellation) will bear interest at 5% above LIBOR (6.883% at December 31, 2001) and will be repaid in 24 equal installments, with final payment due on July 31, 2004. In accordance with SFAS 6 “Classification of Short-Term Obligations Expected to be Refinanced”, the amount of debt converted to equity was classified as long-term debt at December 31, 2001.

At December 31, 2001, the Company had an outstanding indebtedness of $2,050,000. The Company was in compliance with all covenants at December 31, 2001.

NOTE 8 - INCOME TAXES

Provisions (benefit) for income taxes included in the accompanying statements of operations consist of the following components:

	2001	2000	1999

Currently payable:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	—	163,807	—
State	—	28,108	—

	—	191,915	—

Income tax provision (benefit)	$—	$191,915	$—

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The effective tax rate on loss before income taxes differed from the federal statutory tax rate. The following summary reconciles income taxes at the federal statutory tax rate with the actual taxes and effective tax rate:

	2001	2000	1999

Federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Increase in taxes resulting from:
Goodwill	33.0	—	—
Unrealized deferred tax asset	16.0	46.5	27.7
State taxes, net of federal income tax benefit	(5.8)	(5.8)	4.7
Other	(9.2)	(3.2)	1.6

Effective tax rate	—%	3.5%	—%

The types of temporary differences between the tax bases of assets and liabilities that give rise to the net deferred tax balance at December 31, 2001 and 2000 and their approximate tax effects are as follows:

	2001	2000

Assets:
Inventory reserves	$378,200	$91,500
Cash to accrual Sec. 481(a)	356,800	237,800
Reserve for sales and returns	306,200	225,400
Allowance for doubtful accounts	210,700	113,300
Other future deductions	204,000	—
Inventory — uniform capitalization	123,200	193,600
Accrued vacation	82,100	57,300
Deferred revenue	66,200	72,900
Reserve for royalty advances	66,100	42,200
Accrued consulting	33,900	—
Depreciation	31,100	19,600
Severance costs	—	57,800
Net operating loss carryforwards	2,217,000	1,634,200

Deferred tax assets	4,075,500	2,745,600

Liabilities:
Excess tax amortization of production costs and depreciation over book amortization and depreciation	(560,300)	(116,300)
Accounts payable reserve and royalties payable	(62,400)	(3,200)

Deferred tax liabilities	(622,700)	(119,500)

Net deferred tax asset before valuation allowance	3,452,800	2,626,100
Less: Valuation allowance	(3,202,800)	(2,376,100)

Net deferred tax asset	$250,000	$250,000

At December 31, 2001, the Company had federal net operating loss carryforwards available to offset future taxable income of approximately $5,926,000 that expire in various dates beginning in 2018 through 2021.

The Company’s ability to utilize the net operating loss carryforward is dependent upon its ability to generate taxable income in future periods, which may be limited due to ownership changes as defined under Section 382 of the Internal Revenue Code of 1986. Any unused annual limitation may be carried over to future years until the net operating losses expire. Utilization of net operating losses may also be limited in any one year by alternative minimum tax rules.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

The Company evaluated the net deferred tax asset of $3,452,800, taking into consideration projected operating results, and determined that a valuation allowance of $3,202,800 should be established. The Company believes it is more likely than not that the deferred tax asset of $250,000 will be realized.

NOTE 9 — RIGHTS INCOME

During 2000 and 1999, the Company sold the direct marketing rights to a third party to produce and sell two and nine of the Company’s titles for a non-refundable fee of approximately $103,000 and $574,000, respectively. The Company fulfilled all obligations under these agreements prior to recognizing revenue. During 2001, the Company received royalties of approximately $80,000 on the direct marketing rights of four titles previously sold to a third party.

NOTE 10 — COMMON STOCK OPTIONS

Incentive Stock Option Plans (“ISOP”)

Under the terms of the Company’s ISOP, under which options to purchase 550,000 shares of common stock can be issued, all key employees are eligible to receive non-assignable and non-transferrable options to purchase shares. The exercise price of any option may not be less than the fair market value of the shares on the date of grant; provided, however, that the exercise price of any option granted to an eligible employee owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of grant. No options granted may be exercisable prior to six months from the date of grant, nor more than ten years after the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of grant.

Non Qualified Stock Option Plans (“NQSOP”)

Under the terms of the Company’s NQSOP, options to purchase 200,000 shares of common stock can be issued to attract and retain qualified persons for positions of substantial responsibility, such as key officers, directors, and consultants. Options of the plan are established in the same manner as the ISOPs, are non-assignable and non-transferrable (for employees of the Company), and are exercisable over a 10-year period from the date of grant. Each option lapses, if not previously exercised, on the 10th anniversary of the date of grant. The options granted generally vest evenly over a three year period, beginning from the date of grant.

Directors Stock Option Plan (“DSOP”)

Under the terms of the Company’s DSOP, options to purchase 300,000 shares of common stock can be issued to directors who are not employees of the Company. The exercise price of any option may not be less than the fair market value of the shares on the date of grant. Each person who becomes a director receives an initial grant to purchase 30,000 shares. Thereafter, on the date of each annual meeting of the Company’s shareholders, each director will receive options to purchase 2,500 shares. Options are non-assignable and non-transferrable and are exercisable over a 10-year period from the date of grant or until the director ceases to be a member of the Board. The options granted vest evenly over a three year period beginning from the date of grant.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMON STOCK OPTIONS AND WARRANTS (Continued)

Nonstatutory Stock Options (“NSSO”)

During 1997, the Company granted nonstatutory stock options to purchase an aggregate of 600,000 shares of common stock to three individuals, as an inducement to join the Company, of which 125,000 have expired. These options are non-assignable and non-transferable, are exercisable over a seven year period from the date of grant and vested in various increments through 2000. The Company also issued NSSO to purchase 31,000 shares of common stock to the Chairman of the Board of the Company, subject to shareholder approval which was obtained in 1998. During 1998, the Company granted 100,000 NSSO to two individuals as an inducement to join the Company and 25,000 NSSO to a director of the Company, of which 2,500 were exercised in 1999 and 33,100 were exercised in 2000. During 1999, the Company granted 75,000 NSSO to an outside consultant of the Company for services rendered. Due to the acquisition of FFM in May 1999, the Company issued NSSO to purchase 395,000 shares of common stock to three individuals who were employees of FFM. During 2001, the Company granted 600,000 options to an employer and a director. During 2000 and 2001, 97,500 and 122,500 options have expired. All such options have an exercise price equal to or greater than the closing price of the Company’s common stock on the date of grant and were outside of any existing Company stock option plan.

In November 1999, the Company’s Board of Directors amended the exercise price from $1.50 to $1.25 per share for 506,000 options granted to three employees of the Company. These options are subject to variable plan accounting. During 2001 and 2000, no compensation expense was recorded because the stock price at December 31, 2001 and 2000 was less than the stock price on the date on which the variable plan accounting went into effect.

1999 Stock Option Plan “SOP”

Under the terms of the Company’s SOP, options to purchase 500,000 shares of common stock can be issued to attract and retain the best available personnel for positions of substantial responsibility as officers, directors, consultants, employees and others who perform valuable services. The plan terminates on June 23, 2009, unless the Board decides to terminate at an earlier date. The exercise price of options granted under the Plan shall be not less than 110% of the fair market value of the shares for grants to holders owning more than 10% or more of the outstanding stock. The options granted under the Plan shall vest at a minimum rate of 20% per year over the period of five years from the grant date. During 2000, the Company granted 114,500 options to employees and directors under the SOP, of which 17,000 and 25,000 have expired in 2001 and 2000.

Non-employee Options

Under the Company’s Non-qualified Stock Option Plan, Directors Stock Option Plan and Non-Statutory Stock Options, the Company granted, 37,500 and 112,500 options to non-employees during 2000 and 1999, respectively. As a result, the Company recorded non-cash compensation expense related to these options of $217, $1,741 and $43,217 in 2001, 2000 and 1999 with a corresponding credit to additional paid-in capital.

All options have an exercise price equal to the closing price of the Company’s common stock on the date of grant. The weighted average price of options granted during the years are included in the option activity table below.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMON STOCK OPTIONS AND WARRANTS (Continued)

Option activity within each plan is as follows:

		Non-
	Incentive	Qualified	Directors	Non-	1999	Weighted
	Stock	Stock	Stock	Statutory	Stock	Average
	Option	Option	Options	Stock	Option	Price
	Plans	Plans	Plan	Options	Plan	Per Share

Balance outstanding, January 1, 1999	288,417	200,000	105,000	631,000	—	$1.61
Options granted range from $1.25 to $1.38 per share	50,000	69,000	37,500	976,000	—	1.25
Options expired range from $1.375 to $2.75 per share	(47,582)	—	—	—	—	2.29
Options exercised range from $1.375 to $1.50 per share	(48,586)	(30,000)	—	(2,500)	—	1.38
Options cancelled range from $1.38 to $1.625 per share	(50,000)	(69,000)	—	(506,000)	—	1.48

Balance outstanding, December 31, 1999	192,249	170,000	142,500	1,098,500	—	1.41
Options granted range from $1.50 to $1.73 per share	—	—	37,500	—	114,500	1.54
Options expired range from $1.25 to $3.875 per share	(41,833)	(20,000)	(35,000)	(97,500)	(25,000)	1.77
Options exercised range from $1.375 to $1.50 per share	(1,666)	(5,000)	—	(33,100)	—	1.48

Balance outstanding, December 31, 2000	148,750	145,000	145,000	967,900	89,500	1.40
Options granted at $0.63 per share	—	—	—	600,000	—	.63
Options expired range from $1.25 to $2.75 per share	(17,334)	—	(32,500)	(122,500)	(17,000)	1.49

Balance outstanding, December 31, 2001	131,416	145,000	112,500	1,445,400	72,500	$1.15

Balance exercisable, December 31, 2001	131,416	145,000	75,831	798,734	48,343	$1.38

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMON STOCK OPTIONS AND WARRANTS (Continued)

Information relating to stock options at December 31, 2001 summarized by exercise price are as follows:

	Outstanding			Exercisable

	Weighted Average			Weighted Average

Exercise Price Per Share	Shares	Life (Months)	Exercise Price	Shares	Exercise Price

Incentive Stock Option Plan:
$1.38	53,666	42.5	$1.38	53,666	$1.38
$1.25	50,000	9.0	1.25	50,000	1.25
$2.75	27,750	73.5	2.75	27,750	2.75

	131,416	36.3	$1.62	131,416	$1.62

Non Qualified Stock Option Plan:
$1.38	46,000	40.8	$1.38	46,000	$1.38
$1.25	69,000	69.0	1.25	69,000	1.25
$2.06	30,000	55.5	2.06	30,000	2.06

	145,000	69.3	$1.46	145,000	$1.46

Directors Stock Option Plan:
$1.75	2,500	66.0	$1.75	2,500	$1.75
$2.06	30,000	49.5	2.06	30,000	2.06
$2.75	5,000	73.5	2.75	5,000	2.75
$2.19	2,500	79.0	2.19	2,500	2.19
$1.38	35,000	91.0	1.38	23,332	1.38
$1.63	7,500	104.0	1.63	2,499	1.63
$1.69	30,000	103.0	1.69	10,000	1.69

	112,500	82.4	$1.75	75,831	$1.83

Nonstatutory Stock Options:
$1.25	756,000	50.6	$1.25	709,334	$1.25
$1.50	89,400	51.4	1.50	89,400	1.50
$0.63	600,000	84.0	.63	—	—

	1,445,400	64.5	$1.01	798,734	$1.28

1999 Stock Option Plan:
$1.50	72,500	103.0	$1.50	48,343	$1.50

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — COMMON STOCK OPTIONS AND WARRANTS (Continued)

All stock options issued to employees have an exercise price not less than the fair market value of the Company’s common stock on the date of the grant, and in accordance with accounting for such options utilizing the intrinsic value method, there is no related compensation expense recorded in the Company’s consolidated financial statements. Had compensation cost for stock-based compensation been determined based on the fair value of the grant dates consistent with the method of SFAS 123, the Company’s net loss and loss per share for the years ended December 31, 2001, 2000 and 1999 would have been increased to the pro forma amounts presented:

	2001	2000	1999

Net loss, as reported	$(5,182,719)	$(2,750,777)	$(946,635)
Net loss, pro forma	$(5,249,095)	$(2,926,530)	$(1,123,462)
Basic and diluted net loss per common share, as reported	$(.86)	$(.46)	$(.17)
Basic and diluted net loss per common share, pro forma	$(.88)	$(.49)	$(.19)

The fair value of option grants is estimated on the date of grant utilizing the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999; expected life of options was 7 years, expected volatility of 89%, 58% and 18%, respectively, risk-free interest rate of 4.0%, 6.0% and 6.0%, respectively, and a 0% dividend yield. The weighted average fair value on the date of grants for options granted during 2001, 2000 and 1999 was $.46, $.92 and $.47 per option.

Warrants

During the year ended December 31, 2001, the Company entered into three separate agreements with strategic financing groups to assist the Company in seeking additional equity or debt financing in 2001. In connection with these agreements, the Company issued 5 year warrants to purchase 750,000 shares of the Company’s common stock at an exercise price of $.63. The Company evaluated these warrants using the Black Scholes method and recorded non-cash financing expense of $305,407.

Common Stock

During the year ended December 31, 2001, the Company converted a loan to an officer of $79,913 to 76,107 shares of common stock.

NOTE 11 — COMMITMENTS

Operating Leases

The Company leases its facilities and certain equipment under various operating leases which expire at various dates through April 10, 2005. Future minimum lease payments under the noncancelable portion of these leases having terms in excess of one year at December 31, 2001 are presented in the schedule below.

Year	Amount

2002	$67,767
2003	30,708
2004	29,120
2005	5,058

$132,653

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS (Continued)

On February 22, 2002, the Company signed a new sublease agreement (see Note 21).

Rent expense for the years ended December 31, 2001, 2000 and 1999 was $357,773, $320,551 and $285,243.

Employment Agreements

On December 31, 2001 the Company entered into an employment agreement with an executive to continue as its chairman of the Board Emeritus. The employment of the executive by the Company under this agreement shall commence December 31, 2001 and shall end on December 31, 2003, unless further extended or sooner terminated as hereinafter provided. The Company shall pay the executive a salary of $165,000 and $175,000 for the years ended December 31, 2002 and 2003.

On December 31, 2001 the Company entered into an employment and compensation agreement with a new Chief Executive Officer. This agreement expires December 31, 2003, unless further extended or sooner terminated as provided in the agreement. The Company shall pay the executive $150,000 in the first year unless otherwise increased by the Board based on performance, as well as additional compensation as provided under the agreement. Thereafter, the executive’s salary shall be adjusted annually by the Board based on performance. In addition, the executive shall receive additional compensation based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the purposes of this agreement, EBITDA shall mean consolidated earnings of the Company excluding any cancellation of indebtedness income as it relates to the compromise of payables owed to the Company's printers before extraordinary items, interest income or expense, income taxes, depreciation and amortization. The Company must achieve “EBITDA” in excess of $1.25M and $1.75M in 2002 and 2003, respectively, for any additional compensation to accrue. The agreement also provides for moving expenses reasonably incurred by the executive not to exceed $35,000, apartment or housing rental expenses not to exceed $1,800 per month and furniture rental expenses not to exceed $250 per month. As part of the agreement, the Company granted options to purchase 300,000 shares of common stock of the Company at a price of $0.63 per share of which 150,000 vests on December 31, 2004 and 150,000 vests on December 31, 2005.

In September 2001, the Company entered into a change of control agreement with Mr. Reavis. Subject to the terms and conditions of the agreement, Mr. Reavis shall receive $37,500 upon a change of control of the Company within 12 months from the date of the agreement, provided he is still employed by the Company upon such change of control and chooses not to accept full time employment for more than an interim period of up to six months. As a result of the change of control in January 2002, the payment to Mr. Reavis was made.

On August 16, 2000, the Company amended an employment and compensation agreement with the President of Video and New Media Division, the discontinued operation. This agreement, which expires May 2002 unless further extended or sooner terminated as provided in the agreement, provides for compensation of $78,000 per annum. Pursuant to his previous Employment Agreement, the executive was granted options to purchase 140,000 shares of the Company’s common stock. Additionally on August 16, 2000, the Company entered into a sales representative agreement with the executive, which expires on May 11, 2002. Under this agreement, the executive will be entitled to finders’ fee for acting as IBI’s agent in acquiring product from independent suppliers, which the Company will distribute under a fee arrangement. This agreement also provides for commission to be paid on the sale of advertising materials, such as magazine inserts, sales aids, advertising premiums and packaging materials.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — COMMITMENTS (Continued)

On May 12, 1999, the Company entered into an employment and compensation agreement with Mr. Wallace employing him as the Company’s Senior Vice President of Sales and Marketing. This agreement, which by its term originally expired May 12, 2001, was extended through February 28, 2002. The Company shall pay the executive $162,500 per annum plus a commission of 3/4% of the amount of sales from the book division in excess of $15,000,000, plus 1/2% of the amount of sales from the video division in excess of $15,000,000. Pursuant to this agreement, Mr. Wallace was granted options to purchase 110,000 shares of the Company’s common stock. Additionally, the agreement provides $1,500 per year toward the cost of a life insurance policy.

On January 13, 1997, the Company entered into an employment and compensation agreement with Mr. Sheinman employing him as the Company’s President and Chief Operating Officer. This employment agreement expired on January 31, 2002, at which time Mr. Sheinman left the Company to explore other opportunities.

Other Agreements

On November 1, 1996, the Company entered into a consulting agreement with the former President, expiring on December 31, 2001. In August 2000, the Company amended the original agreement, which extended the agreement through May 31, 2003 and decreased monthly payments from $10,000 to $5,000. As a result, the Company recorded an expense of $104,516 with a related liability at December 31, 2000 as the Company determined it to be a period cost. At December 31, 2001, the Company has a remaining short-term liability of $95,000 under the agreement. In February 2002, an agreement was reached to reduce the liability to $76,000 plus reimbursement of legal costs and expenses in return for an accelerated payment schedule whereby the total liability will be paid by May 10, 2002.

On December 31, 2001, the Company entered into a consulting agreement with the new chairman of the board expiring on December 31, 2003 unless sooner terminated as provided under this agreement. Under this agreement, the chairman will receive a consulting fee from the Company of $50,000 per year from the start date through the end of the term. In addition, the chairman shall receive additional compensation equal to any bonuses paid to the new Chief Executive Officer under the agreement with the Chief Executive Officer dated December 31, 2001. As part of the agreement, the Company granted options to purchase 300,000 shares of common stock of the Company at a price of $0.63 per share, of which 150,000 vests on December 31, 2004 and 150,000 vests on December 31, 2005.

On December 31, 2001, the Company entered into an advisory agreement with a corporation for the term of one year commencing on the date of this agreement. Under this agreement, the corporation shall receive consulting fees of $2,000 per month payable in arrears. In addition, if the corporation named in this consulting agreement introduces the Company to a third party during the term or within 3 months thereafter, and the third party acquires debt or equity securities of the Company, the consultant shall be entitled to a fee in the aggregate amount of 7% of the aggregate consideration received by the Company from such third party.

Contingencies

The Company is involved in various legal proceedings arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the consolidated financial statements of the Company.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — BUSINESS AND CREDIT CONCENTRATIONS

During the years ended December 31, 2001, 2000 and 1999, the Company had two, one and one customers who represented 24.8%, 10.9% and 10.9% of net sales. At December 31, 2001, the Company had one customer who accounted for approximately 31% of accounts receivable. The Company had one customer who accounted for approximately 16% of accounts receivable at December 31, 2000 and one customer who accounted for approximately 16% of accounts receivable as of December 31, 1999.

The Company had three vendors who accounted for approximately 71% of net purchases for the year ended December 31, 2001. The Company had three vendors who accounted for approximately 46% of net purchases for the year ended December 31, 2000 and two vendors who accounted for approximately 35% of net purchases for the year ended December 31, 1999.

The Company had 3 vendors who accounted for approximately 61% of accounts payable at December 31, 2001. The Company had three vendors who accounted for approximately 43% of accounts payable at December 31, 2000 and two vendors who accounted for approximately 39% of accounts payable as of December 31, 1999.

NOTE 13 — PURCHASES

The Company does not have manufacturing facilities. Most of the Company’s products are manufactured by four printers located in Hong Kong, Colombia, Thailand, and Singapore. The Company’s operations are subject to the customary risks of doing business abroad.

NOTE 14 — EMPLOYEE BENEFIT PLAN

The Company maintains a qualified defined contribution employee benefit plan (the “401(k) plan”) covering substantially all employees who have been employed for greater than one year and are at least 21 years of age. The Company may make a matching contribution of an amount equal to a specified percentage of employee contributions. In addition, the Board of Directors may further elect to make discretionary contributions. As of June 1, 1998, the Company’s matching contribution was suspended. Total contributions made by the Company to the 401(k) plan during the years ended December 31, 2001, 2000 and 1999 was none.

NOTE 15 — DISCONTINUED OPERATIONS

On May 14,1999, the Company completed the acquisition of Fast Forward Marketing, Inc., (“FFM”). The transaction was completed under the terms and conditions of a definitive agreement signed March 29, 1999. Under this agreement, the Company acquired all the outstanding shares of Fast Forward for 670,000 shares of its common stock, a contingent cash payment of up to $200,000 due May 1, 2000, and a cash payment of $150,000 due May 1, 2001 subject to reduction for the payment by the Company of certain tax withholdings. The contingent cash payment of up to $200,000 or a lesser prorated amount was due if Fast Forward achieved between 70% and 90% of its 1999 projected gross margin, provided a minimum gross margin requirement was met. No payment was made as the target was not achieved. Of the 670,000 shares issued, 594,940 are restricted for three years so that no more than 10% can be sold in any one year. The remaining 75,060 shares were issued to certain employees valued at $89,130 under a pre-existing Fast Forward Phantom Stock Plan. The transferability of these shares is restricted for the period the employee remains with the Company or three years, whichever is less.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — DISCONTINUED OPERATIONS (Continued)

The Company has been experiencing deteriorating sales and profits from its video division since its acquisition. As a result of the deteriorating sales and change in business goals, the Company evaluated the future viability of its video division. On February 12, 2002, the board of directors approved a formal plan to discontinue the operations of FFM by either sale or abandonment within 90 days. The Company recognized a loss from discontinued operations of $2,526,818, which includes the write off of goodwill of approximately $1,746,000 and an accrual of approximately $70,000 for operating losses between the balance sheet date and measurement date. The Company has also recorded a loss on disposal of $248,000, which includes the operating losses from the measurement date to the date of disposal and other disposal costs. Since the measurement date of the discontinued operation was subsequent to year end but prior to report issuance date, the Company recorded the discontinued operation as of December 31, 2001 and restated all prior periods in accordance with EITF 95-18 (see Note 21).

FFM’s net liabilities are shown on the accompanying consolidated balance sheets as “Net liabilities on discontinued operations.” The following table sets forth the summarized financial position of FFM at December 31, 2001 and 2000:

	December 31,

	2001	2000

Accounts receivable, net	$489,479	$1,512,810
Inventory	30,935	45,660
Property and equipment	78,731	99,852
Other assets	5,935	199,547

Total assets	605,080	1,857,869
Accounts payable	664,074	1,947,677
Accrued expenses	368,144	41,985

Total liabilities	1,032,218	1,989,662

Net liabilities	$427,138	$131,793

The following table sets forth FFM’s summarized operating results for the years ended December 31, 2001 and 2000 and for the period from May 14, 1999 through December 31, 1999:

			For the period
			from May 14,
	For the years ended December 31,		1999 through
			December 31,
	2001	2000	1999

Gross revenues	$5,027,799	$9,096,952	$5,976,761
Total costs and expenses	7,711,519	8,935,780	6,264,929

Income (loss) from discontinued operations	(2,435,720)	161,172	(288,168)
Loss on disposal	(248,000)	—	—

Total loss from discontinued operations	$(2,683,720)	$161,172	$(288,168)

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of shares used to compute basic and diluted earnings (loss) per share:

	2001	2000	1999

Basic and diluted weighted average shares outstanding	5,994,375	5,939,550	5,633,121

Options and warrants to purchase 2,806,816, 1,646,150 and 1,603,249 shares were outstanding during the years ended 2001, 2000 and 1999, respectively, but were not included in the computation of diluted loss per common share because the effect would be antidilutive.

NOTE 17 — SEGMENT INFORMATION

The Company operates as one segment since the discontinued operations of FFM.

Export sales, which account for a significant portion of the Company’s revenues, are summarized by geographic areas as follows. Export sales are primarily derived from the book segment of the Company.

For the year December 31,	2001	2000	1999

Europe	$2,950,000	$2,439,000	$4,028,000
Asia	762,000	444,000	1,212,000
Other	714,000	390,000	1,094,000

Total export sales	$4,426,000	$3,273,000	$6,334,000

NOTE 18 — SUPPLEMENTAL CASH FLOW DISCLOSURES

(a)  Cash paid:

During the years ended December 31, 2001, 2000 and 1999, the Company paid interest of $474,933, $427,844 and $284,129.

The Company paid state income taxes of $800 for the three years ended December 31, 2001, 2000 and 1999.

(b)  Non-cash transactions:

On July 1, 2000, the Company purchased the rights to certain book titles from a third party. As a result, approximately $357,000 that had previously been advanced to the third party was transferred to book production costs, and will be amortized in accordance with the Company’s amortization policy.

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

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — SUPPLEMENTAL CASH FLOW DISCLOSURES (Continued)

On May 14, 1999, the Company entered into a merger agreement to acquire Fast Forward Marketing, “FFM”. Under this agreement, the Company issued 670,000 shares of its common stock, valued at $489,100 and a cash payment of $150,000.

During the year ended December 31, 2001 the Company converted a loan of $79,913 to 76,107 shares of common stock.

The Company issued warrants to purchase 750,000 shares of the Company’s common stock in connection with three separate agreements with strategic financing groups. The Company evaluated these warrants and recorded non-cash financing expense of $305,407.

NOTE 19 — QUARTERLY RESULTS (UNAUDITED) (b)

Quarterly results for the years ended December 31, 2001 and 2000 are reflected below:

	First	Second	Third	Fourth(a)

2001

Net sales	$2,648,551	$3,658,625	$4,951,709	$2,555,510
Gross profit	$896,335	$928,125	$1,200,778	$(274,828)
Net profit (loss) from continuing operations	$59,726	$(104,251)	$256,995	$(2,711,470)
Loss from discontinued operations	$(225,179)	$(226,988)	$(336,619)	$(1,646,934)
Loss on disposal of discontinued operations	—	—	—	(248,000)
Net loss	$(165,453)	$(331,239)	$(79,624)	$(4,606,404)
Profit (loss) per share from continuing operations — basic and diluted	$.01	$(.02)	$.04	$(.45)
Loss per share from discontinued operations — basic and diluted	$(.04)	$(.04)	$(.05)	$(.31)
Net loss per share — basic and diluted	$(03)	$(.06)	$(.01)	$(.76)
2000
Net sales	$1,582,392	$2,126,444	$3,564,145	$2,976,317
Gross profit	$489,765	$377,543	$686,346	$100,214
Net profit (loss) from continuing operations	$(480,820)	$(640,332)	$(509,077)	$(1,281,720)
Net profit (loss) from discontinued operations	$63,101	$38,197	$189,421	$(129,547)
Net loss on disposal of discontinued operations	$—	$—	$—	$—
Net loss	$(417,719)	$(602,135)	$(319,656)	$(1,411,267)
Profit (loss) per share from continuing operations — basic and diluted	$(.08)	$(.11)	$(.08)	$(.22)
Profit (loss) per share from discontinued operations — basic and diluted	$.01	$.01	$.03	$(.02)
Net profit (loss) per share - basic and diluted	$(.07)	$(.10)	$(.05)	$(.24)

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — QUARTERLY RESULTS (UNAUDITED) (b) (Continued)

(a)  Includes fourth quarter adjustments. See Note 20 to the consolidated financial statements.

(b)  All numbers have been restated for discontinued operations (see Note 15).

NOTE 20 — FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of 2001, the Company recorded adjustments that increased its net loss by approximately $3.7M, which includes a write off of goodwill, acquisition costs and other costs of $1,382,000, $382,000 and $200,000, respectively, due to the discontinued operations. Adjustments also include reserves for accounts receivable of $448,000, reserve for slow moving inventory of $803,000, write off of development costs of $430,000, warrant expense of $305,000 and other adjustments of $130,000 offset by a royalty expense reduction of $182,000.

During the fourth quarter of 2000, the Company recorded adjustments that increased its net loss by approximately $683,000, which primarily consists of $75,000 reserve for royalty advances, $150,000 reserve for obsolete inventory, $105,000 relating to the extension of a consulting agreement with the Company’s former President, $125,000 additional bad debt reserves, and $192,000 adjustment to the deferred tax asset.

NOTE 21 — SUBSEQUENT EVENTS

Preferred Stock

On December 31, 2001, the Company signed a financing agreement with Intervisual Partners LLC to issue up to 1,825,397 shares of Series A convertible preferred stock for an aggregate purchase price of $2,100,000 of cash. This financing agreement had several contingencies and was subject to two closings. The cash was received in two closings, the first closing was on January 8, 2002 of which the Company received $475,000 and the second closing was on January 31, 2002 and the Company received $1,600,000. The preferred stock is convertible at an initial price of $.63 subject to adjustments based on the agreement. At December 31, 2001, the Company did not record the preferred stock as the contingencies, were not resolved until January 2002. In connection with this agreement, the Intervisual Partners LLC was entitled to appoint a majority of the Company’s Board of Directors. The preferred stock agreement has a clause which requires the Company to issue additional shares depending on the final adjusted audited loss for the year. In addition, the Company has additional options to purchase up to an additional 2,049,804 shares of Series A preferred stock at a purchase price ranging from $1.26 to $1.32. Finally, Intervisual Partners LLC received a warrant to purchase additional shares of the Company’s common stock. The warrant shall be determined in five separate tranches; one tranche at each of the next five anniversary dates of the First Closing.

Accounts Payable

Subsequent to December 31, 2001, the Company has negotiated discounts on several of its outstanding payables totaling approximately $1,130,000. In addition, subsequent to December 31, 2001, the Company converted $400,000 of its outstanding payables to common stock.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — SUBSEQUENT EVENTS (Continued)

Subordinated Debt

Subsequent to December 31, 2001, the Company signed an agreement with Zindart agreeing to convert $400,000 of its subordinated debt to common stock, and in September 2002 to forgive $400,000 of debt contingent on satisfactory payment performance.

Sublease Agreement

The Company signed a new sublease agreement on February 22, 2002 with Keane Inc., a Massachusetts corporation. The agreement regarding the new premises in Marina Del Rey, CA, will commence 30 days after the above date and will cease on September 30, 2004. Under the agreement, the Company agrees to pay rent of $10,060 per month payable.

Discontinued Operations

On March 29, 2002, the Company signed an asset purchase agreement with the FFM Acquisition Corp (FFMAC), a wholly owned subsidiary of Kanakaris Wireless. Under this agreement FFMAC at closing will acquire all the assets, excluding cash on hand and will assume the liabilities of FFM, the Company’s video division. The Company in exchange will be paid cash up to a maximum of $516,000. Of this purchase price the Company will receive $255,000 at closing with the balance of $261,000 being paid contingent on the collection of FFM’s accounts receivables outstanding at the time of closing. As these receivables are collected, the company will receive 42.5% of each dollar up to a maximum of $261,000. On April 8, 2002, the Company closed this transaction and was paid $255,000. The Company is currently evaluating the gain or loss on the transaction.

Line of Credit with a Bank

On March 22, 2002, the Company was notified that its loan agreement with its bank had been assigned to Republic Credit Corporation (“Lender”). On April 4, 2002, the Company signed a “Consent and Waiver Agreement” with the Lender giving it authorization to complete the sale of the Company’s video division, Fast Forward Marketing, Inc. (FFM). Under this agreement, the Company on April 8, 2002 paid the Lender $175,000 as a reduction to its outstanding indebtedness. This agreement also requires that as the Company is paid additional cash from the collection of FFM’s receivables, it will pay the Lender 45% of each dollar received.

INTERVISUAL BOOKS, INC. AND SUBSIDIARY

SCHEDULE II — VALUATION AND QUALIFYING
ACCOUNTS AND RESERVES

Column A	Column B	Column C	Column D	Column E

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End of
Description	of year	Expenses	Deductions(a)	Year

Allowance for possible losses on receivables
Year ended December 31,
2001	$184,000	$185,000	$(18,000)	$351,000
2000	100,000	114,000	(26,000)	184,000
1999	101,000	99,000	(100,000)	100,000
Allowance for sales returns
Year ended December 31,
2001	$646,000	$1,046,000	$(1,042,000)	$650,000
2000	117,000	803,000	(274,000)	646,000
1999	201,000	933,000	(1,017,000)	117,000
Allowance for inventory write-offs
Year ended December 31,
2001	$230,000	$689,000	$—	$919,000
2000	64,500	186,500	(21,000)	230,000
1999	136,900	—	(72,400)	64,500
Allowance for royalty advances
Year ended December 31,
2001	$106,000	$71,000	$(11,000)	$166,000
2000	—	276,000	(170,000)	106,000

(a)  Write-off of uncollectible accounts and adjustments to reserve.

Item 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of the Company are as follows:

Name	Age	Position

Waldo H. Hunt	81	Chairman Emeritus, Director
Louis Perlman	55	Chairman of the Board, Director
Laurence Nusbaum	39	Chief Executive Officer, Director
Dan P. Reavis	52	Executive Vice President, Chief Financial Officer
Steven D. Ades	53	President, New Media, Director
Steven F. Wallace	48	Executive Vice President-Sales and Marketing
Gail A. Thornhill	49	Controller, Secretary
Douglas Ellenoff	42	Director
Allen Furst	51	Director
William Bruce Johnson	55	Director
Mark Shapiro	40	Director

     Directors of the Company hold office until the next annual meeting of the stockholders, or until their successors are duly elected and qualified. Officers serve at the pleasure of the Board of Directors subject to the provisions of their employment contracts, if any.

     Waldo H. Hunt became Chairman Emeritus in January 2002 and has been a director of the Company since its organization in 1975. Mr. Hunt served as the Chairman of the Board from 1975 until January 2002. From November 1996 until January 2002, he served as Chief Executive Officer. From 1994 through December 1996, Mr. Hunt also served as Chairman of The Hunt Creative Group, a company founded by Mr. Hunt in 1994. Mr. Hunt is the founder of the Company and is considered by many to be the father of the modern-day pop-up industry.

     Louis Perlman became a director and Chairman of the Board of the Company in January 2002. Since 1979 Mr. Perlman has been the President of Lazam Properties Ltd. Mr. Perlman has lead many venture capital investments, including from 1988 to 1996 being the Chairman and CEO of Chemical Week Associates, a respected trade publication. Mr. Perlman received his law degree from Cardozo School of Law and a graduate degree from the School of Oriental and African Studies at London University.

     Laurence Nusbaum became a director and Chief Executive Officer of the Company in January 2002. Prior to joining the Company from 2000 to 2001, Mr. Nusbaum was the Managing Director of ICES Inc.,

an internet incubator which included 46 start-up business. From 1997 to 2000 Mr. Nusbaum was the Founder and Chief Executive Officer of Media Brands, Inc., a manufacturer and distributor of toys, novelties and craft products.

     Dan P. Reavis became Executive Vice President and Chief Financial Officer on January 19, 1998. Prior to joining the Company, Mr. Reavis was the Executive Vice President of Operations and Chief Financial Officer of Price Stern Sloan Publishers for ten years before that company was acquired by the Putnam Berkeley Group.

     Steven D. Ades became President of the Company’s New Media Division in connection with the Company’s acquisition of FFM in May 1999. Mr. Ades was a director in August 1999 to January 2002. Prior to the acquisition of FFM, Mr. Ades was the President and a director of Fast Forward since its organization in 1987.

     Steven F. Wallace was recently named Executive Vice President of Sales and Marketing, He previously served as the Company’s Senior Vice President of Sales Marketing as a result of the Company’s acquisition of FFM. Prior to the acquisition of FFM, Mr. Wallace was Vice President of Sales of Fast Forward Marketing since January 1994. From 1979 to 1993, Mr. Wallace was Senior Vice President of Sales for Price Stern Sloan Publishers.

     Gail A. Thornhill was appointed Secretary of the Company in February 1993. Ms. Thornhill has been employed by the Company since 1980 in various capacities and has served as its Controller and Chief Accounting Officer since February 1992.

     Douglas S. Ellenoff became a director of the Company in January 2002. In 1997 Mr. Ellenoff co-founded The Wardenclyffe Group, Inc., acting as investment manager, consultant and investor. Through various affiliated entities, Mr. Ellenoff has managed the Wardenclyffe Micro-Cap Fund, L.P. Since 1992 Mr. Ellenoff has been a partner in the law firm of Ellenoff Grossman Schole & Cyruli, LLP. He received his law degree from Fordham University and is a graduate of Vassar College (AB-1982).

     Dr. Alan Furst became a director of the Company in January 2002. Since 1982 Dr. Furst has been the founder, owner and physician of the Immediate Medical Care Centers located in New Jersey. From 1981 to 1984 Dr. Furst was the President of the Emergency Medical Association, an 80-member physician group who staffed 11 emergency hospital rooms and urgent care centers located in New Jersey. Dr. Furst is also a private investor with over 25 years of experience in money management.

     William Bruce Johnson became a director of the Company in January 2002. He has been a private investor and a writer since 1998. Mr. Johnson is a lawyer and a former deputy counsel for the New York NAACP from 1996 to 1998.

     Mark Shapiro became a director of the Company in January 2002. In 1997 Mr. Shapiro co-founded The Wardenclyffe Group, Inc., acting as investment manager, consultant and investor. Through various affiliated entities, Mr. Shapiro has managed the Wardenclyffe Micro-Cap fund, L.P. since 1998. He has over fifteen years experience in investment management and finance. From 1991 to 1995, he was a Managing Director of CR Management Associates, Inc., a Lexington, Massachusetts, venture capital firm. From 1987 to 1991, Mr. Shapiro was a Senior Portfolio Manager at Home Capital Services, Inc., where he was responsible for the management of $750 million in risk assets. In 1986 he completed the Manufacturers Hanover (now Chase Manhattan Bank) Credit Training Program and served as a Senior Credit Analyst.

     In January 2002, Neil Berkman, Gordon Hearne, Leonard William Jaffe and Wong Weng Foo resigned from the Company’s board of directors in connection with the financing transaction finalized during the month. Nathan N. Sheinman also resigned from the Company’s board of directors in January 2002 upon expiration of his employment contract.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms furnished to the Company and certain written representations, the Company believes that during the last fiscal year Section 16(a) late filings applicable to its officers, directors and greater than 10-percent beneficial owners were as follows: in January 2002, Mr. Ades filed a late form 4 disclosing an acquisition of 61,107 shares of Common Stock pursuant to the cancellation of indebtedness in December 2001; and in January 2002, Mr. Reavis filed a late Form 4 disclosing an acquisition of 15,000 shares of Common Stock in December 2001.

Item 11. EXECUTIVE COMPENSATION

Cash Compensation

     The following table sets forth the compensation paid to all person’s serving as the Company’s Chief Executive Officer and the other four most highly compensated executive officers of the Company for services rendered in all capacities during the Company’s last three fiscal years:

SUMMARY COMPENSATION TABLE

					LONG-TERM
					COMPENSATION
		ANNUAL COMPENSATION
					Securities
				Other Annual	Underlying	All Other
Name and		Salary	Bonus	Compensation	Options	Compensation
Principal Position	Year	($)	($)	($) (1)	(#) (2)	($)

Waldo H. Hunt	2001	75,000	—	60,000	—	—
Chairman Emeritus	2000	84,375	—	60,000	—	—
(former CEO)	1999	215,625	—	66,120	150,000	—
Nathan N. Sheinman	2001	220,000	—	—	—	—
President, COO (3)	2000	220,000	—	—	—	—
	1999	238,958	—	—	300,000	—
Dan P. Reavis	2001	150,000	—	—	—	—
Executive Vice President	2000	150,000	—	—	—	—
CFO	1999	165,833	—	—	175,000	—
Steven Ades	2001	131,401	—	—	—	—
President, New Media Div	2000	171,850	—	—	—	—
	1999	158,125	—	—	140,000	—
Steven Wallace	2001	150,000	—	—	—	—
Sr Vice President-Sales	2000	150,000	—	—	—	—
	1999	98,437	—	—	110,000	—

(1)	The amount disclosed in this column includes $60,000 for a life insurance policy and auto allowances.

(2)	In November 1999, the option agreements for Mr. Hunt, Mr. Sheinman, and Mr. Reavis were amended to reduce the exercise price to $1.25 per share, which price exceeded the fair market value of Common Stock on the date of the amendment. In the case of Mr. Hunt, certain options were cancelled and an equal number of replacement options with an exercise price of $1.25 were granted.

(3)	Mr. Sheinman’s employment agreement expired on January 31, 2002 at which time he left the Company to explore other opportunities.

     No options were granted by the Company to the Named Executive Officers and no options were exercised by the Named Executive Officers under the Company’s various stock option plans during 2001 fiscal year. The following table sets forth, in the prescribed format, certain information with respect to options held by the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at FY-End		at FY-End(1)
	Acquired	Value
	On Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Name	(#)	($)	(#)	(#)	($)	($)

Waldo H. Hunt	None	N/A	150,000	0	0	0
Nathan Sheinman	None	N/A	300,000	0	0	0
Dan P. Reavis	None	N/A	175,000	0	0	0
Steven Ades	None	N/A	93,334	46,666	0	0
Steven Wallace	None	N/A	110,000	0	0	0

(1)	The amounts in this column are calculated using the difference between the closing market price of the Company’s common stock at the Company’s 2001 fiscal year-end and the option exercise prices. The closing market price of the Company’s common stock was less than the option exercise prices.

Director Compensation

     At December 31, 2001, each director who is not an employee receives a $5,000 annual retainer, $1,000 for each Board meeting attended in person, $500 for each meeting of a committee of the Board which is separate from a Board meeting attended in person, and $250 for each Board or committee meeting attended by telephone. Under the Company’s Non-employee Director Stock Option Plan, non-employee directors receive an initial option grant to purchase 30,000 shares of common stock when such person is first elected or appointed as a Company director and thereafter, on the date of each annual meeting of the Company’s shareholders, an additional grant to purchase 2,500 shares of common stock (other than to directors who receive an initial grant during the calendar year in which the annual meeting is held), provided that such non-employee director continues in office after the annual meeting. As part of the preferred stock investment (See Note  21 — Subsequent Events of “Notes to Consolidated Financial Statements”), there was a change in the majority of the Company’s Board of Directors. As of the date of this filing, director compensation subsequent to December 31, 2001 is being reevaluated and has not yet been determined.

     On December 31, 2001, the Company entered into a consulting agreement with Louis Perlman, the new chairman of the board expiring on December 31, 2003 unless sooner terminated as provided under this agreement. Under this agreement, Mr. Perlman will receive a consulting fee from the Company of $50,000 per year from the start date through the end of the term. In addition, Mr. Perlman shall receive additional compensation equal to the new Chief Executive Officer under the agreement with the Chief Executive Officer dated December 31, 2001. As part of the agreement, Mr. Perlman was granted options to purchase 300,000 shares of the Company’s common stock at a price of $0.63 per share, of which 150,000 vests on December 31, 2004 and 150,000 vests on December 31, 2005.

Employment Agreements

     On December 31, 2001 the Company entered into an employment agreement with Mr. Hunt to continue as its Chairman of the Board Emeritus. The employment of Mr. Hunt by the Company under this agreement shall commence December 31, 2001 and shall end on December 31, 2003, unless further extended or sooner terminated as hereinafter provided. The Company shall pay Mr. Hunt a salary of $165,000 and $175,000 for the years ended December 31, 2001 and 2003.

     On December 31, 2001 the Company entered into an employment and compensation agreement with Mr. Nusbaum employing him as the Company’s Chief Executive Officer. This agreement expires December 31, 2003, unless further extended or sooner terminated as provided in the agreement. The Company shall pay Mr. Nusbaum $150,000 in the first year unless otherwise increased by the Board based on performance, as well as additional compensation as provided under the agreement. Thereafter, Mr. Nusbaum’s salary shall be adjusted annually by the Board based on performance. In addition, the Mr. Nusbaum shall receive additional compensation based upon the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”). For the purposes of this agreement EBITDA shall mean consolidated earnings of the Company excluding any cancellation of indebtedness income as it relates to the compromise of payables owed to the Company’s printers, before extraordinary items, interest income or expense, income taxes, depreciation and amortization. The Company must achieve “EBITDA” in excess of $1.25M and $1.75M in 2002 and 2003, respectively, for any additional compensation to accrue. The agreement also provides for moving expenses reasonably incurred by the executive not to exceed $35,000, apartment or housing rental expenses not to exceed $1,800 per month and furniture rental expenses not to exceed $250 per month. As part of the agreement, Mr. Nusbaum was granted options to purchase 300,000 shares of the Company’s common stock at a price of $0.63 per share of which 150,000 vests on December 31, 2004 and 150,000 vests on December 31, 2005.

     In September 2001, the Company entered into a change of control agreement with Mr. Reavis. Subject to the terms and conditions of the agreement, Mr. Reavis shall receive $37,500 upon a change of control of the Company within 12 months from the date of the agreement, provided he is still employed by the Company upon such change of control and chooses not to accept full time employment for more than an interim period of up to six months. As a result of the change of control in January 2002, the payment to Mr. Reavis was made.

     On August 16, 2000, the Company amended an employment and compensation agreement with Mr. Ades, the President of Video and New Media Division, the discontinued operation. This agreement, which expires May 2002 unless further extended or sooner terminated as provided in the agreement, provides for compensation of $78,000 per annum. Pursuant to his previous Employment Agreement, Mr. Ades was granted options to purchase 140,000 shares of the Company’s common stock. Additionally on August 16, 2000, the Company entered into a sales representative agreement with Mr. Ades which expires on May 11, 2002. Under this agreement, Mr. Ades will be entitled to a finders fee for acting as IBI’s agent in acquiring product from independent suppliers which the Company will distribute under a fee arrangement. This agreement also provides for commission to be paid to Mr. Ades on the sale of advertising materials, such as magazine inserts, sales aids, advertising premiums and packaging materials.

     On May 12, 1999, the Company entered into an employment and compensation agreement with Mr. Wallace employing him as the Company’s Senior Vice President of Sales and Marketing. This agreement, which by its term originally expired May 12, 2001, was extended through February 28, 2002. The Company shall pay the executive $162,500 per annum plus a commission of 3/4% of the amount of sales from the book division in excess of $15,000,000, plus 1/2% of the amount of sales from the video division in excess of $15,000,000. Pursuant to this agreement, Mr. Wallace was granted options to purchase 110,000 shares of the Company’s common stock. Additionally, the agreement provides $1,500 per year toward the cost of a life insurance policy.

     On January 13, 1997, the Company entered into an employment and compensation agreement with Mr. Sheinman employing him as the Company’s President and Chief Operating Officer. This employment agreement expired on January 31, 2002, at which time Mr. Sheinman left the Company to explore other opportunities.

Other Agreements

     On December 31, 2001, the Company entered into an advisory agreement with Wardenclyffe Group, Inc. (“WGI”). Under this agreement, the corporation shall receive consulting fees of $2,000 per month payable in arrears. In addition, if the corporation named in this consulting agreement introduces the Company to a third party during the term or within 3 months thereafter, and the third party acquires debt or equity securities of the Company, the consultant shall be entitled to a fee in the aggregate amount of 7% of the aggregate consideration received by the Company from such third party.

     On November 1, 1996, the Company entered into a consulting agreement with the former President, expiring on December 31, 2001. In August 2000, the Company amended the original agreement, which extended the agreement through May 31, 2003 and decreased monthly payments from $10,000 to $5,000. As a result, the Company recorded an expense of $104,516 with a related liability at December 31, 2000 as the Company determined it to be a period cost. At December 31, 2001, the Company had a remaining short-term liability of $95,000 under this agreement. In February 2002, an agreement was reached to reduce the liability to $76,000 plus reimbursement of legal costs and expenses in return for an accelerated payment schedule whereby the total liability will be paid by May 10, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning beneficial ownership of common stock of the Company as of February 28, 2002, by any person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company’s common stock, by each director of the Company, each executive officer named in the Summary Compensation Table, and by all current directors and officers as a group. Except as otherwise noted, the following shareholders have sole voting and investment power with respect to the shares indicated except to the extent that authority is shared by spouses under applicable law.

	Amount and Nature
	of Beneficial		Percent
Name	Ownership(1)(2)		of Class

Waldo H. Hunt/The Hunt Trust	3,052,917	(3)	49.4
12910 Culver Blvd., Suite C Los Angeles, CA 90066
Intervisual Partners, LLC	3,099,999	(4)	34.0
18 East 50th Street, 10th Floor New York, NY 10022
Zindart Limited	1,269,842	(9)	17.4
160 Sansome Street, #1800 San Francisco, CA 94104
Laurence Nusbaum	233,333	(5)	3.7
Nathan N. Sheinman(6)	300,000		4.7
Dan P. Reavis	220,000		3.5
Steven D. Ades/the Steven D. Ades and	769,381		12.6
Laurie Levit Revocable Family Trust(7) 12910 Culver Blvd., Suite C Los Angeles, CA 90066
Steven Wallace	123,987		2.0
Louis Perlman	3,099,999	(4)	34.0
Douglas Ellenoff	0	(4)	*
Dr. Allen Furst	405,600	(4)(8)	6.7
William Bruce Johnson	0	(4)	*
Mark Shapiro	0	(4)	*
All directors and executive officers as a group (12 persons)	8,239,967		80.6

*	Less than 1%

(1)	Information relating to beneficial ownership of shares of Common Stock is based upon the rules set forth under the Securities Exchange Act of 1934, as amended. Under such rules, more than one person may be deemed to be a beneficial owner of the same securities.

(2)	Includes the following number of shares of common stock that may be purchased upon the exercise of options granted by the Company which are exercisable on February 28, 2002 or within 60 days thereafter: Mr. Hunt, 150,000; Mr. Sheinman, 300,000; Mr. Reavis, 175,000; Mr. Ades, 93,334; and all directors and executive officers as a group, 863,084.

(3)	All such shares are owned of record either by Mr. Hunt or by Waldo H. Hunt and Patricia E. Hunt, Trustees of The Hunt

Trust, UTA May 30, 1980, of which both Trustees have shared voting and investment power.

(4)	Represents shares of Common Stock issuable upon conversion of 1,550,000 shares of Series A Preferred Stock sold to the Purchaser in January 2002. Mr. Perlman is the managing member of Intervisual Partners, LLC, and, as such, has control over these shares and the right to vote these securities. Messrs. Ellenoff, Shapiro, Johnson and Furst are members of Intervisual Partners, LLC and, as such, have an economic interest in the shares it owns.

(5)	Represents shares of Common Stock issuable upon conversion of 116,666 shares of Series A Preferred Stock sold to the Purchaser pursuant to the First and Second Closings in January 2002.

(6)	Mr. Sheinman’s employment agreement expired on January 31, 2002 at which time he left the Company to explore other opportunities.

(7)	All such shares are owned of record either by Mr. Ades or by Steven D. Ades and Laurie Levit, Trustees of The Steven Ades and Laurie Levit Revocable Family Trust UTA April 18, 1991, of which both Trustees have shared voting and investment power.

(8)	Dr. Furst shares included 1,500 shares owned by his wife and 3,600 shares owned by his daughter.

(9)	Represents shares of common stock to be issued following amendment of the Company’s Certificate of Incorporation to increase its authorized capital stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into indemnification agreements with its directors and certain selected officers whereby the Company has agreed to indemnify them against certain expenses. In addition, the Company entered into an indemnification agreement with Mr. Hunt and The Hunt Family Trust whereby the Company agreed to indemnify Mr. Hunt and the trust against costs, losses or damages incurred by them arising out of their guarantee of the Company’s indebtedness under its bank revolving line of credit facility.

     In May 1999, the Company acquired Fast Forward Marketing pursuant to the Merger. In connection with the Merger, the Company issued a total of 670,000 shares of its common stock, of which 594,940 shares were issued to the Ades Trust and the remaining 75,060 shares were issued to certain employees of Fast Forward Marketing pursuant to a pre-existing plan. Consideration for Fast Forward also included a contingent cash payment which would have been due in May 2000 if certain targets were met and an additional cash payment of $150,000 due May 2001, subject to reduction for payment by the Company of certain tax withholdings. The contingent

     On December 31, 2001, the Company entered into an advisory agreement with Wardenclyffe Group, Inc. (“WGI”). Under this agreement, the corporation shall receive consulting fees of $2,000 per month payable in arrears. In addition, if the corporation named in this consulting agreement introduces the Company to a third party during the term or within 3 months thereafter, and the third party acquires debt or equity securities of the Company, the consultant shall be entitled to a fee in the aggregate amount of 7% of the aggregate consideration received by the Company from such third party.

cash payment due in May 2000 was not paid since the required targets were not met. In June 2001, 76,107 shares of the Company’s common stock were issued in lieu of the $150,000 payment due in May 2001. In connection with the Merger, the Hunt Trust and Mr. Ades and the Ades Trust entered into the Voting Agreement.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report.

1. Financial Statements. A list of financial statements is contained in “Index to Financial Statements” on page 23 hereof.

2. Financial Statement Schedule. The following financial statement schedule of Intervisual Books, Inc., for the years ended December 31, 2001, 2000, and 1999 is filed as a part of this Report and should be read in conjunction with the Financial Statements of Intervisual Books, Inc.

Schedule		Page

II	Valuation and Qualifying Accounts and Reserves	51

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is indicated in the Financial Statements or Notes thereto.

3. Exhibits.

EXHIBIT
NO.	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrant’s form 10-Q for the quarter ended September 30, 1999.)
3.2	Amended and Restated Bylaws as adopted January 21, 2000
10.1*	Incentive Stock Option Plan and Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-18 (No. 33-43068-LA).)

EXHIBIT
NO.	DESCRIPTION

10.2*	1993 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 (No. 33- 58990).)
10.3*	Non-Qualified Stock Option Plan and Form of Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Registrant’s Registration Statement on Form S-18 (No. 33-43068-LA).)
10.4*	1993 Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 4.3 of Registrant’s Registration Statement on Form S-8 (No. 33-58990).)
10.5*	Non-employee Directors Stock Option Plan (Incorporated by reference to Exhibit 10.28 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995.)
10.6*	Consulting Agreement between the Company and Charles E. Gates (Incorporated by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.7*	Nonstatutory Stock Option Agreement to purchase 200,000 shares of common stock between the Company Nathan N. Sheinman (Incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.8*	Nonstatutory Stock Option Agreement to purchase 100,000 shares of common stock between the Company and Nathan N. Sheinman (Incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.9	Office Lease between Watt Headquarters Limited Partnership and the Company dated August 8, 1996 (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.10	Second Lease Addendum between Watt Headquarters Limited Partnership and the Company dated December 3, 1996 (Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.11	Amendment to Lease Agreement between Watt Headquarters Limited Partnership and the Company

EXHIBIT
NO.	DESCRIPTION

dated January 27, 1997 (Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996.)
10.12*	Form of Indemnification Agreement provided to Company’s executive officers and directors (Incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.13*	Employment Agreement between the Company and Waldo H. Hunt (Incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.14*	Nonstatutory Stock Option Agreement between the Company and Waldo H. Hunt (Incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.15*	Employment Agreement between the Company and Dan P. Reavis (Incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.16*	Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis (Incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.17	Indemnification Agreement between the Company and Waldo Hunt and The Hunt Family Trust (Incorporated by reference to Exhibit 10.27 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)
10.18*	Nonstatutory Stock Option Agreement between the Company and Leonard William Jaffe (Incorporated by reference to Exhibit 10.29 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.)
10.19	Agreement and Plan of Merger dated March 29, 1999 among Intervisual Books, Inc., FFM Acquisition Corp., Fast Forward Marketing, Inc., Steven D. Ades and Laurie Levit as Trustees of the Levit Revocable Family Trust. (Incorporated by reference to Exhibit 2.1 of Form 8-K filed May 27, 1999.)
10.20	Amendment No. 1 to Agreement and Plan of Merger dated April 29, 1999 among Intervisual Books, Inc.,

EXHIBIT
NO.	DESCRIPTION

FFM Acquisition Corp., Fast Forward Marketing, Inc., Steven D. Ades and Steven D. Ades and Laurie Levit as Trustees of the Levit Revocable Family Trust. (Incorporated by reference to Exhibit 2.2 of Form 8-K filed May 27, 1999.)
10.21	Amended and Restated Voting Agreement dated May 19, 1999 among Steven D. Ades, Steven Ades and Laurie Levit, Trustees of the Levit Revocable Family Trust and Waldo H. Hunt, Trustee of The Hunt Family Trust. (Incorporated by reference to Exhibit 2.3 of Form 8-K filed May 27, 1999.)
10.22	Restricted Stock Agreement dated May 13, 1999 among Intervisual Books, Inc., Steven Ades and Laurie Levit, Trustees of the Levit Revocable Family Trust, Rhonda Saperstein, Barbara Abella, Steven Selsky and Steven Wallace. (Incorporated by reference to Exhibit 2.4 of Form 8-K filed May 27, 1999.)
10.23	Loan and Security Agreement dated May 13, 1999 among Zindart Limited, Intervisual books, Inc. and FFM Acquisition Corp. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed May 27, 1999.)
10.24	Intellectual Property Security Agreement dated May 13, 1999 between Intervisual Books, Inc. and Zindart Limited. (Incorporated by reference to Exhibit 10.2 of Form 8-K filed May 27, 1999.)
10.25	Intellectual Property Security Agreement dated May 13, 1999 between Fast Forward Marketing and Zindart Limited. (Incorporated by reference to Exhibit 10.3 of Form 8-K filed May 27, 1999.
10.26	Subordination Agreement dated as of May 12, 1999 among Santa Monica Bank, Zindart Limited, Intervisual Books, Inc. and FFM Acquisition Corp. (Incorporated by reference to Exhibit 10.4 of Form 8-K filed May 27, 1999.)
10.27	Loan and Security Agreement dated May 13, 1999 among Intervisual Books, Inc., FFM Acquisition Corp. and Santa Monica Bank. (Incorporated by reference to Exhibit 10.5 of Form 8-K filed May 27, 1999.)
10.28	Secured Promissory Note dated as of May 12, 1999. (Incorporated by reference to Exhibit 10.6 of Form 8-K filed May 27, 1999.)
10.29	Amendment Agreement Number One to Loan and Security Agreement between the Company and Santa Monica Bank dated September 30, 1999. (Incorporated by reference

EXHIBIT
NO.	DESCRIPTION

to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 1999.)
10.30*	Nonstatutory Stock Option Agreement between the Company and Steven D. Ades dated May 11, 1999. (Incorporated by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.31*	Employment Agreement between the Company and Steven Wallace dated May 12, 1999. (Incorporated by reference to Exhibit 10.35 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.32*	Nonstatutory Stock Option Agreement between the Company and Steven Wallace dated May 12, 1999. (Incorporated by reference to Exhibit 10.36 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.33	Amendment Agreement Number Two to Loan and Security Agreement between the Company and Santa Monica Bank dated November 17, 1999. (Incorporated by reference to Exhibit 10.37 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.34	Amended and Restated Secured Promissory Note between the Company and Santa Monica Bank dated November 17, 1999. (Incorporated by reference to Exhibit 10.38 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.35	Amendment to Lease Agreement between Watt Headquarters Limited Partnership and the Company dated June 21, 1999. (Incorporated by reference to Exhibit 10.39 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.36*	1999 Stock Option Plan. (Incorporated by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.37*	Amendment of Nonstatutory Stock Option Agreement between the Company and Waldo H. Hunt. (Incorporated by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

EXHIBIT
NO.	DESCRIPTION

10.38*	Amendment of Nonstatutory Stock Option Agreement between the Company and Dan P. Reavis. (Incorporated by reference to Exhibit 10.42 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.39*	Employment Agreement between the Company and Nathan N. Sheinman. (Incorporated by reference to Exhibit 10.43 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.40*	Amendment of Nonstatutory Stock Option Agreement between the Company and Nathan N. Sheinman. (Incorporated by reference to Exhibit 10.44 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.41	Extension Notice between the Company and Zindart Limited dated March 23, 2000. (Incorporated by reference to Exhibit 10.45 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.42	Commitment Letter to extend US Bank line of credit. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2000.)
10.43	Amendment Agreement Number Three to Loan and Security Agreement between the Company and US Bank. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2000.)
10.44	Amended and Restated Promissory Note between the Company and US Bank. (Incorporated by reference to Exhibit 10.2 of Registrant’s Form 10-Q for the quarter ended June 30, 2000.)
10.45	Amendment Agreement Number Four to Loan and Security Agreement between the Company and US Bank. (Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2000.)
10.46*	Amended and Restated Employment Agreement between the Company and Steven Ades dated August 16, 2000. (Incorporated by reference to Exhibit 10.46 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.47*	Sales Representative Agreement between the Company and Steven Ades dated August 16, 2000. (Incorporated

EXHIBIT
NO.	DESCRIPTION

by reference to Exhibit 10.47 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.48	Amendment Number One to Restricted Stock Agreement dated August 16, 2000 by and among the Company and Steven D. Ades and Laurie Levit, as co-trustees of the Steven Ades and Laurie Levit Revocable Family Trust (Incorporated by reference to Exhibit 10.48 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.49	Amendment Number Two to Agreement and Plan of Merger dated August 16, 2000 by and among the Company, Fast Forward Marketing, Inc., Steven D. Ades, individually and Steven D. Ades and Laurie Levit, as co-trustees of the Steven Ades and Laurie Levit Revocable Family Trust. (Incorporated by reference to Exhibit 10.49 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.50*	Amendment to Consulting Agreement between the Company and Charles E. Gates dated August 29, 2000. (Incorporated by reference to Exhibit 10.50 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.51*	Change in Control Agreement between the Company and Dan Reavis dated September 6, 2000. (Incorporated by reference to Exhibit 10.51 of Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)
10.52	Amendment Agreement Number Five to Loan and Security Agreement with US Bank National Association.(Incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended March 31, 2001.)
10.53	Amended and Restated Secured Promissory Note with US Bank National Association. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended March 31, 2001.)
10.54	Amendment No. 1 to Loan and Security Agreement with Zindart Limited. (Incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended March 31, 2001.)
10.55	Series A Preferred Stock Purchase Agreement, dated as of January 8, 2002, by and between Intervisual Books, Inc. and Intervisual Partners, LLC

EXHIBIT
NO.	DESCRIPTION

(Incorporated by reference to Exhibit 1 to the Schedule 13D filed by Louis Perlman and Intervisual Partners LLC. (File No. 005-42195), previously filed with the Commission on January 18, 2002.)
10.56	Stockholders Agreement, dated as of January 8, 2002, by and among Intervisual Books, Inc., Waldo H. Hunt, The Hunt Family Trust, Steven D. Ades, the Steven Ades and Laurie Levit Revocable Family Trust and Intervisual Partners, LLC (Incorporated by reference to Exhibit 2 to the Schedule 13D filed by Louis Perlman and Intervisual Partners LLC (File No. 005-42195), previously filed with the Commission on January 18, 2002.)
10.57	Voting Agreement by and among Intervisual Partners, LLC, Zindart Limited and Intervisual Books, Inc. dated January 31, 2002. (Incorporated by reference to Exhibit 1 of the 13D Amendment filed by Louis Perlman and Intervisual Partners LLC with the commission on February 26, 2002.)
10.58	Certificate of Determination of Preferences of Series A Preferred Stock
10.59	Warrant to Purchase Common Stock granted to Intervisual Partners, LLC pursuant to the Series A Preferred Stock Purchase Agreement.
10.60*	Advisory Agreement between the Company and Wardenclyffe Group, Inc. dated December 31, 2001.
10.61*	Employment Agreement between the Company and Waldo H. Hunt. dated December 31, 2001.
10.62*	Employment Agreement between the Company and Larry Nusbaum dated December 31, 2001.
10.63	Amendment to Zindart Loan and Security Agreement and Agreement dated December 31, 2001.
10.64*	Nonstatutory Option Agreement between the Company and Larry Nusbaum dated December 31, 2001.
10.65*	Consulting Agreement between the Company and Louis Perlman dated December 31, 2001.
10.66*	Nonstatutory Stock Option Agreement between the Company and Louis Perlman.
10.67	Extension and Modification Agreement by and between US Bank National Association and the Company dated December 31, 2001.

EXHIBIT
NO.	DESCRIPTION

10.68	Asset Purchase Agreement dated March 29, 2002 by and between FFM Acquisition Corp., Fast Forward Marketing, Inc., Intervisual Books, Inc. and Kanakaris Wireless.
10.69	Amendment to Asset Purchase Agreement dated April 8, 2002 by and between FFM Acquisition Corp., Fast Forward Marketing, Inc., Intervisual Books, Inc., and Kanakaris Wireless.
10.70	Office Space Sublease Agreement dated February 22, 2002 between Keane, Inc. and the Company.
23.	Consent of Independent Certified Public Accountants
24.	Power of Attorney (contained on signature page)

* Indicates management contract or compensatory plan or arrangement

     (b)  Reports on Form 8-K

The Company filed with the Commission a Form 8-K dated January 31, 2002 reporting under Item 5 that on January 8, 2002, the Company and Intervisual Partners LLC entered into a Series A Preferred Stock Purchase Agreement whereby the Company agreed to sell to Intervisual Partners LLC, pursuant to two closings, up to an aggregate of 1,825,397 shares of the Company’s convertible Series A Preferred Stock for an aggregate purchase price of $2,100,000.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERVISUAL BOOKS, INC.

Date: April 15, 2002	By:	/s/ Laurence Nusbaum

Laurence Nusbaum, Chief Executive Officer, Director

Date: April 15, 2002	By:	/s/ Dan P. Reavis

Dan P. Reavis, Executive Vice President, Chief Financial Officer,

Date: April 15, 2002	By:	/s/ Gail A. Thornhill

Gail A. Thornhill, Controller Chief Accounting Officer

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Waldo H. Hunt, Laurence Nusbaum and Dan P. Reavis, or any of them, his attorney-in-fact, each with the power of substitution in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Waldo H. Hunt WALDO H. HUNT	Chairman Emeritus Director	April 15, 2002

/s/Louis Perlman LOUIS PERLMAN	Chairman, Director	April 15, 2002

/s/Laurence Nusbaum LAURENCE NUSBAUM	Chief Executive Officer, Director	April 15, 2002

SIGNATURE	TITLE	DATE

/s/Dr. Alan Furst DR. ALAN FURST	Director	April 15, 2002

/s/Douglas Ellenoff DOUGLAS ELLENOFF	Director	April 15, 2002

/s/William Bruce Johnson WILLIAM BRUCE JOHNSON	Director	April 15, 2002

MARK SHAPIRO	Director	April 15, 2002

INTERVISUAL BOOKS, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001
INDEX OF EXHIBITS FILED WITH REPORT

Exhibit

10.58	Certificate of Determination of Preferences of Series A Preferred Stock
10.59	Warrant to Purchase Common Stock issued to Intervisual Partners, LLC pursuant to the Series A Preferred Stock Purchase Agreement.
10.60*	Advisory Agreement between the Company and Wardenclyffe Group, Inc. dated December 31, 2001.
10.61*	Employment Agreement between the Company and Waldo H. Hunt dated December 31, 2001.
10.62*	Employment Agreement between the Company and Larry Nusbaum dated December 31, 2001.
10.63	Amendment to Zindart Loan and Security Agreement and Agreement dated December 31, 2001.
10.64*	Nonstatutory Option Agreement between the Company and Larry Nusbaum dated December 31, 2001.
10.65*	Consulting Agreement between the Company and Louis Perlman dated December 31, 2001.
10.66*	Nonstatutory Stock Option Agreement between the Company and Louis Perlman.
10.67	Extension and Modification Agreement by and between US Bank National Association and the Company dated December 31, 2001.
10.68	Asset Purchase Agreement dated March 29, 2002 by and between FFM Acquisition Corp., Fast Forward Marketing, Inc., Intervisual Books, Inc. and Kanakaris Wireless.
10.69	Amendment to Asset Purchase Agreement dated April 8, 2002 by and between FFM Acquisition Corp., Fast Forward Marketing, Inc., Intervisual Books, Inc., and Kanakaris Wireless.
10.70	Office Space Sublease Agreement dated February 22, 2002 between Keane, Inc. and the Company.
23.	Consent of Independent Certified Public Accountants
24.	Power of Attorney (contained on signature page)