Form 10-Q
period 2002-03-31
INTERVISUAL BOOKS INC /CA
filed 2002-05-20
CIK 879813

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

TRANSITION REPORT PURSUANT OR TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _______________ to _______________

Commission File Number: 1-10916

INTERVISUAL BOOKS, INC.

(Exact name of registrant as specified in its charter)

California	95-2929217

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12910 Culver Boulevard, Suite C Los Angeles, California	90066

Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code: (310) 302-0600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

         Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of March 31, 2002, there were 7,301,332 shares of common stock outstanding.

INTERVISUAL BOOKS, INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Balance Sheets – March 31, 2002, and December 31, 2001	1

Statements of Operations — Three months ended March 31, 2002 and 2001	2

Statements of Cash Flows –Three months ended March 31, 2002 and 2002	3

Notes to Financial Statements – March 31, 2002	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	14

i

INTERVISUAL BOOKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
ASSETS	3/31/02	12/31/01

Current Assets:

Cash and cash equivalents	$2,517	$1,266

Accounts receivable, less allowances of $877 and $1,000	1,777	2,032

Inventories	1,505	1,341

Prepaid expenses	231	271

Commission & royalty advances	81	74

Other current assets	10	3

Total current assets	6,121	4,987

Production costs, net of accumulated amortization of $20,520 and $20,329	2,919	2,944

Property and equipment, net of accumulated depreciation of $1,134 and $1,131	71	57

Deferred income taxes	250	250

	$9,361	$8,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:

Accounts payable	$4,250	$6,144

Term loan with bank	1,555	1,630

Line of credit with private party	817	660

Accrued royalties	171	258

Accrued expenses	221	279

Customer deposits	375	166

Net liabilities on discontinued operations	359	427

Total current liabilities	7,748	9,564

Term loan with bank, less current portion	—	—

Line of credit with private party, less current portion	833	1,390

Other liabilities-long term	—	25

TOTAL LIABILITIES	8,581	10,979

Convertible preferred stock, shares authorized 3,000,000, Series A 1,825,397 authorized and 1,666,666 issued and outstanding at March 31, 2002; none at December 31, 2001	1,932	—
Option to purchase convertible preferred stock	273	—

Stockholders’ Equity (Deficit):

Common stock, no par value; shares authorized 12,000,000, shares issued and outstanding 7,301,332 at March 31, 2002 and 6,031,490 at December 31, 2001	6,271	5,471

Additional paid in capital	1,246	806

Accumulated deficit	(8,942)	(9,018)

TOTAL STOCKHOLDERS’ DEFICIT	(1,425)	(2,741)

	$9,361	$8,238

See notes to consolidated financial statements

INTERVISUAL BOOKS, INC.
STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months ended March 31

	2002	2001

Net sales	$2,216	$2,648

Rights income	1	36

Total revenues	2,217	2,684

Cost of sales	1,370	1,788

Gross profit	847	896

Selling, general and administrative expense	1,123	857

Income(loss) from operations	(276)	39

Interest expense	(65)	(171)

Net loss before extraordinary income and discontinued operations	(341)	(132)

Extraordinary income	1,130	0

Loss from discontinued operations	0	(33)

Net income (loss)	$789	$(165)
Less: Beneficial conversion and option value on convertible preferred stock	(713)	—

Net income (loss) available to common shareholders	$76	$(165)

Income (loss) per common share — basic and diluted:

Loss applicable to common shareholders before extraordinary item and discontinued operations	$(0.15)	$(0.02)

Extraordinary income	$0.16	$0.00

Loss from discontinued operations	$0.00	$(0.01)

Net income (loss) available to common shareholders	$0.01	$(0.03)

Weighted average number of common shares and equivalents outstanding:

Basic and Diluted	6,864	5,955

See notes to consolidated financial statements.

INTERVISUAL BOOKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:

Net income (loss) available to common shareholders	$76	$(165)

Adjustments to reconcile net income (loss) loss to net cash provided by (used in) operating activities:

Beneficial conversion and option value on convertible preferred stock	713	—

Depreciation and amortization	194	267

Provision for losses on accounts receivable	6	—

Provision for abandoned titles	6	6

Discontinued operations	(68)	(1,074)

Extraordinary income — printer discounts	(1,130)	—

Increase (decrease) from changes in:

Accounts receivable	249	842

Inventories	(164)	(153)

Prepaid expenses	39	(11)

Royalty advances	(6)	14

Other current assets	(8)	(8)

Accounts payable	(364)	217

Accrued royalties	(86)	(133)

Accrued expenses	(57)	(40)

Customer deposits	208	480

Other liabilities	(25)	(12)

Net cash provided by (used in) operating activities	(417)	230

Cash flows from investing activities:

Additions to property and equipment	(17)	(3)

Additions to production costs	(172)	(256)

Net cash used in investing activities	(189)	(259)

Cash flows from financing activities:

Proceeds from investor	1,932	—

Repayment to bank line of credit	(75)	—

Net cash provided by financing activities	1,857	—

Net increase (decrease) in cash and cash equivalents	1,251	(29)

Cash and cash equivalents, beginning of period	1,266	396

Cash and cash equivalents, end of period	$2,517	$367

Supplemental disclosures of cash flow information:

Cash paid during the period for interest expense	$78	$139

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(unaudited)

Note 1 — Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three month period ended March 31, 2002 and 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States of America and were applied consistently with those used in the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for any other period or for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The accompanying financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

At December 31, 2001, Fast Forward Marketing (FFM) was classified as a discontinued operation. As of March 31, 2002, FFM was reflected as a discontinued operation for all periods presented.

Note 2 – Liquidity

In January 2002, the Company completed a convertible preferred stock financing (See Note 4) which raised cash totalling $2,100,000, net of costs to raise the capital of $168,000 for net proceeds of $1,932,000. Under this agreement, the company issued 1,666,666 shares of its Series A convertible preferred stock. Also in the first quarter of 2002, the Company negotiated a reduction in its subordinated debt totalling $400,000 (See Note 8) and received discounts on accounts payable of $1,130,000 (See Note 6). As of March 31, 2002 the Company’s indebtedness with its bank was $1,555,000. The Company was also in compliance with the financial covenants on this term loan.

On December 31, 2001 the Company signed an amendment to the Zindart Loan and Security Agreement, which was contingent upon the closing of an equity investment by January 31, 2002, under which Zindart will allow $400,000 (See Note 8) of the outstanding balance to be converted to common stock of the Company. This contingency was met and the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart will cancel $400,000 of the outstanding principal loan in the quarter ending September 30, 2002, contingent upon the Company’s satisfactory payment performance. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002, the remaining balance of $1,250,000 (after taking in consideration the conversion and cancellation) will bear interest at 5% above LIBOR and will be repaid in 24 equal installments, with final payment due on July 31, 2004.

As a result of these transactions, the Company has a cash balance of $2,517,000 and reported net income before beneficial conversion and option value on convertible preferred stock of $789,000 for the quarter ended March 31, 2002. The Company also expects positive cash flow from operations for 2002. As a result of the above, the Company believes it can operate for at least one year and one day.

Note 3 – Income (Loss) Per Common Share

The Company computes income (loss) per common share under SFAS No. 128, “Earnings Per Share,” which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Included in the shares outstanding and the weighted average number of common shares at March 31, 2002, were 1,269,842 shares to be issued to Zindart Limited, as a result of debt and payables being converted into common stock per the financial statements. Pursuant to the Amendment to Zindart Loan and Security Agreement dated December 31, 2001, the Company will issue these shares once its Articles of Incorporation are amended to increase its authorized capital stock. The weighted average share portion of 832,452 shares was included in the weighted average shares to calculate the income (loss) per share. The following calculates the income (loss) per share available to common shareholders:

For the three months ended:	March 31, 2002		March 31, 2001

	Amount	Per Share	Amount	Per Share

Net loss before extraordinary items and discontinued operations	$(341)	(0.05)	$(132)	(0.02)
Beneficial conversion and option value on convertible preferred stock	(713)	(0.10)	0	0.00

	(1,054)	(0.15)	(132)	(.02)
Extraordinary income	1,130	0.16	0	0.00
Los from discontinued operations	0	0.00	(33)	(0.01)

Net loss available to common shareholders	$76	0.01	$(165)	(.03)

Weighted average number of common shares	6,864		5,955

Note 4 – Preferred Stock

On December 31, 2001, the Company signed a financing agreement with Intervisual Partners LLC to issue up to 1,825,397 shares of Series A convertible preferred stock for an aggregate purchase price of $2,100,000 of cash. This financing agreement had several contingencies and was subject to two closings. The cash was received in two closings, the first closing was on January 8, 2002 of which the Company received $500,000 and the second closing was on January 31, 2002 and the Company received $1,600,000. Following the first and second closings, 396,825 and 1,269,841 shares, respectively, of convertible preferred stock were issued. The preferred stock is convertible at an initial price of $.63 subject to adjustments based on the agreement. In connection with this agreement, the Intervisual Partners LLC was entitled to appoint a majority of the Company’s Board of Directors. The Company recorded a beneficial conversion on the convertible preferred stock of $440,000. This amount was recorded as a deemed dividend at March 31, 2002 and included in earnings per share. The preferred stock agreement has a clause which requires the Company to issue up to 158,730 additional shares depending on the final adjusted audited loss for the year. The Company is currently evaluating the number of shares required to be issued. Intervisual Partners LLC also has the option to purchase up to an additional 2,049,804 shares of Series A convertible preferred stock at a purchase price ranging from $1.26 to $1.32. The Company valued this option for $273,000 and recorded it as a deemed dividend during the three months ended March 31, 2002. Finally, Intervisual Partners LLC received a warrant to purchase additional shares of the Company’s common stock. The number of shares which Intervisual Partners LLC shall be entitled to purchase upon exercise of the warrant shall be determined in five separate tranches; one tranche at each of the next five anniversary dates of the First Closing. The number of shares Intervisual Partners LLC shall be entitled to purchase under each warrant is determined by dividing (i) an amount equal to eight percent (8%) of the aggregate purchase price paid by Intervisual Partners for the shares of the Company’s Series A Preferred Stock acquired by Intervisual Partners which are then still held of record by Intervisual Partners on the applicable Anniversary Date, by (ii) the exercise price which is the average of the bid and asked price for such common stock reported for a period of thirty (30) trading days immediately before each applicable Anniversary Date. The exercise price with respect to the common stock issuable upon the exercise of each tranche of the Warrant will be determined in five separate tranches, one tranche at each of the Anniversary Dates, and shall be equal to eighty percent (80%) of the fair market value of one share of common stock on the applicable Anniversary Date. The Company will value these warrants at the time the tranche is granted.

Note 5 – Equity

On December 31, 2001, the Company signed the Amendment to Zindart Loan and Security Agreement with Zindart Limited (See Note 8) which, upon closing of the preferred stock financing transaction, provided for $400,000 of the principal balance of the loan and $400,000 of the payables of HuaYang Printing, a wholly-owned subsidiary of Zindart, to be converted to 1,269,842 of the Company’s common stock shares, based on $.63 per share. As discussed in Note 3, these shares are to be issued once its Articles of Incorporation are amended to increase its authorized capital stock. These shares have been included in the outstanding shares at March 31, 2002.

Note 6 – Extraordinary Income

During the first quarter of 2002, the Company finalized negotiations with its major printers and recorded $1,130,000 in income relating to discounts on the printers accounts payable balances. This amount is classified as an extraordinary item and excluded from loss from continuing operations.

Note 7 – Term Loan With a Bank

As of December 31, 2001, the Company signed an amendment to its bank loan agreement. Under this amendment, the Company paid a principal payment of $500,000 on December 31, 2001 and agreed to an increase in monthly principal payments to $25,000 per month. Under this amendment, the outstanding principal amount is due on December 31, 2002 and certain financial covenants were amended. On March 22, 2002, this Company was notified that its bank loan agreement had been assigned to Republic Credit Corporation. On April 4, 2002, the Company signed a “Consent and Waiver Agreement” with the lender giving it authorization to complete the sale of the Company’s video division, Fast Forward Marketing. Under this agreement, the Company on April 8, 2002 paid the Lender $175,000 as a reduction to its outstanding indebtedness. This agreement also requires that as the Company is paid additional cash from the collection of FFM’s receivables, it will pay the Lender 45% of each dollar received up to a maximum of $112,500 (See Note 9). As of March 31, 2002, the Company had an outstanding indebtedness of $1,555,000 and was in compliance with all financial covenants.

Note 8 — Credit Facility with a Zindart Limited (“Zindart”)

As of March 31, 2002, the Company has a subordinated credit facility with Zindart Limited. The credit facility is subordinated to the asset-based line of credit discussed in Note 7 and is secured by the Company’s assets. On December 31, 2001 the Company signed an amendment to the Zindart Loan and Security Agreement, which was contingent upon the closing of an equity investment by January 31, 2002, under which Zindart will allow $400,000 of the outstanding balance to be converted to common stock of the Company. This contingency was met and the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart will cancel $400,000 of the outstanding principal loan in the quarter ending September 30, 2002, contingent upon the Company’s satisfactory payment performance. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002, the remaining balance of $1,250,000 (after taking in consideration the conversion and cancellation) will bear interest at 5% above LIBOR and will be repaid in 24 equal installments, with final payment due on July 31, 2004. At March 31, 2002, the Company had an outstanding indebtedness of $1,650,000 and was in compliance with all financial covenants.

Note 9 – Discontinued Operations

The Company has been experiencing deteriorating sales and profits from its video division since its acquisition. As a result of the deteriorating sales and change in business goals, the Company evaluated the future viability of its video division. On February 12, 2002, the board of directors approved a formal plan to discontinue the operations of FFM by either sale or abandonment within 90 days. On April 8, 2002, the Company closed the sale of FFM in accordance with the terms of an asset purchase agreement, dated March 29, 2002, with the FFM Acquisition Corp (FFMAC), a wholly owned subsidary of Kanakaris Wireless. At the closing, FFMAC acquired all the assets, excluding cash on hand, and assumed the liabilities of FFM. At the closing, the Company received $255,000 with the balance of $261,000 to be paid contingent on the collection of FFM’s accounts receivables outstanding at the time of closing. As these receivables are collected, the Company will receive 42.5% of each dollar up to a maximum of $261,000. The Company has recorded the discontinued operation as of December 31, 2001 and restated all prior periods in accordance with EITF 95-18. The Company included in Note 19 of Notes to Consolidated Financial Statements in its Form 10K filing for the year ended December 31, 2001 quarterly results restated as to reflect discontinued operations. Certain reclassifications have been made to March 31, 2001 to conform to the amounts presented for March 31, 2002.

Note 10 – New Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after September 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after September 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141. The adoption of this Statement has no impact on its financial statements.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFASB 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFASB 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this Statement has no material impact on its financial statements.

Note 11 – Critical Accounting Policies

The Company believes the following represent its critical accounting policies:

Sales Returns and Allowance for Doubtful Accounts

The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand acceptance of our products when evaluating the adequacy of the sales returns. Significant management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to approximately $670,000 in 2002. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluation the adequacy of the allowance for doubtful accounts. The Company’s allowance for doubtful accounts balance at March 31, 2002 was approximately $207,000. The accounts receivable balance at March 31, 2002 was approximately $1,777,000, net of sales returns of $670,000 and allowance for doubtful accounts of $207,000.

Capitalized Production Costs

The Company capitalizes production costs by title. Production costs include costs for design, art, editorial services, paper engineering, dies and color separation associated with books. The Company amortizes these costs using the sum-of-the-years-digits method over a five year projected sales life. Annually, the Company evaluates these accumulated costs for recoverability against estimated future sales of the related product. For first three months of 2002 and 2001, the Company capitalized $256,000 and $172,000, and the balance is $2,919,000 and $2,944,000, net of accumulated amortization. To the extent that the actual sales life of a title differs from projected sales life, amortization expense may be understated or overstated.

Inventories

The Company inventory is valued at the lower of cost or market and continually reviews the book value of discontinued books to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market values is less than cost, then the Company writes down the related inventory to that value. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. The reserves on inventory at March 31, 2002 are approximately $898,000.

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

GENERAL

Intervisual Books, Inc. (the “Company”) creates and produces interactive and three-dimensional children’s educational novelty books. These products include picture books, playsets, board books and gift books. The Company’s books incorporate dimensional and moveable features which require hand-assembly in the manufacturing process. Some titles require the incorporation of such materials as plush, plastic novelty elements and electronic audio chips into the finished books.

In our packaging segment, the majority of the Company’s concepts and ideas for books and formats are generated internally by the in house creative and editorial departments. We also leverage our vast experience and external talent pool to augment our core creative group, which is comprised of designers, paper engineers and illustrators. After the Company conceives a new book format, the creative team builds a “selling sample” which is offered for sale by the Company to partner US and international publishers. If an agreement is reached, the Company and the publisher sign a co-publishing contract which stipulates that the publisher will purchase the title with exclusive rights to sell books in the English language to the book trade for generally a two to four year period.

The Company is also building its educational novelty imprint, Piggy Toes Press. The Company creates and distributes interactive children’s novelty books through domestic and international sales channels using a combination of in-house sales management and an independent representative network. The Company has been successful in increasing market penetration and building long term distribution or “planogram space,” in the merchandise, specialty/gift markets and book clubs based on the success of the Piggy Toes moderately priced line, including such titles as “Ten Little Ladybugs” and “What Makes a Rainbow.” The goal is to create a strong front and backlist with a combination of generic series books and strategic licensed properties. The Company’s self-publishing program is in its fifth year and the results continue to improve. The warehousing and order fulfillment for the publishing business is being handled by an independent company located in University Park, Illinois.

The Company does not engage in any of its own printing, binding, hand assembly, or manufacturing. These services are contracted for with independent printers in Hong Kong, Singapore, and Thailand. The Company supplies its printers with artwork, color-separated materials and complete sample materials to serve as guides for hand-assembly.

RESULTS OF OPERATIONS

Net sales for the three period ended March 31, 2002 were $2,216,000 as compared to $2,648,000 for the prior year. This decrease of $432,000 for the first quarter of 2002 resulted from a decrease of $638,000 in packaging sales offset by an increase of $206,000 in self-publishing sales. Packaging sales in the first quarter of 2002 were lower than expected mainly due to certain orders that were to ship in late March moving to the second quarter of 2002. Self-publishing sales were higher mainly due to increased results from key titles with certain mass market retailers.

Gross profit margin for the three month period ended March 31, 2002 was 38.2% as compared to 33.4% for the same period of the prior year. The gross profit margin last year included an adjustment to the reserve for slow moving inventory that was not duplicated in 2002. The margin for the first quarter of 2001 without this adjustment was 30.8%. This rise in gross profit margin for the three month period was due mainly to an increase in self-publishing sales which historically have a higher margin, lower prices from printers and an effort by the sales department to sell at better profit margins. Cost of sales relating to the book sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three month period ended March 31, 2002 were $1,123,000 as compared to $857,000 for the comparable period of the prior year, an increase of $266,000. Personnel expenses were $561,000 for the three month period ended March 31, 2002 as compared to $426,000 for the comparable period of 2001. This increase of $135,000 for the first quarter of 2002 resulted mainly due to higher salaries, contract services and to inclusion of non-reoccuring bonuses related to the completion of the preferred stock financing. Selling expenses were $246,000 for the quarter ended March 31, 2002 as compared to $253,000 for the prior year. Administrative expenses were $316,000 for the three month period ended March 31, 2002 as compared to $178,000 for the same period of 2001 for an increase of $138,000. The increase for the quarter was primarily a result of increased insurance expense, moving related expenses and accounting fees. The administrative expenses for the first quarter last year included adjustments to the reserve for bad debts and officers’ insurance expenses totaling $63,000 that were not duplicated this year. Without this adjustment, administrative expenses would have been $241,000 for the first quarter of last year.

Interest expense for the three month period ended March 31, 2002 was $65,000 as compared to $171,000 for the prior year. The decrease of $106,000 for the quarter was primarily attributable to lower average outstanding balances this year as compared to last year due to principal payments made to the Company’s lenders.

The Company is currently in a loss carry-forward position; therefore, the Company has not recorded an income tax provision for the three months ended March 31, 2002. At December 31, 2001, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $5,926,000 that expired on various dates beginning in 2018 through 2021.

Net loss before extraordinary item and discontinued operations for the three month period ended March 31, 2002 was $341,000 as compared to a loss of $131,000 for the same period of the previous year. The loss for the quarter as compared to the prior year resulted primarily from lower sales and higher overhead costs.

The Company recorded net income available to common shareholders of $76,000 for the first quarter of 2002 versus net loss of $165,000 for the same period of 2001. The net income for 2002 included extraordinary income of $1,130,000 relating to accounts payable discounts from its printers and a deemed dividend of $713,000. The Company recorded a deemed dividend of $713,000 during the three months ended March 31, 2002, which related to the beneficial conversion of the convertible preferred stock and the option value. (See Note 4)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents increased by $1,251,000 to $2,517,000 at March 31, 2002 from $1,266,000 at December 31, 2001. At March 31, 2002, working deficit was $(1,627,000) compared to $(4,577,000) at December 31, 2001. Working capital, excluding the Company’s bank debt and net liabilities from discontinued operations which were assumed by the acquirer of FFM subsequent to March 31, 2002, was $287,000 as compared to a deficit of $(2,520,000) at December 31, 2001. The increase in cash was primarily from financing activities as a result of the close of the preferred stock financing transaction.

Net cash used in operations was $417,000 for the three months ended March 31, 2002 as compared to $230,000 provided by operations for the corresponding period of the previous year. The $647,000 change in cash from operations compared to the corresponding period was primarily attributable to net income versus loss in the prior year and an increase in customer deposits offset by decreases in accounts receivable and in accounts payable. Net cash used in investing activities amounted to $189,000 as compared to $259,000 during the same period in 2001. This decrease in cash used is primarily from a decrease in production costs for the three months of 2002 versus the same period of 2001. Net cash provided by financing activities for the first quarter of 2002 was $1,857,000 versus none in 2001. The majority of this cash was related to the net proceeds from the preferred stock financing arrangement completed in January 2002.

As of December 31, 2001, the Company signed an amendment to its bank loan agreement. Under this amendment, the Company paid a principal payment of $500,000 on December 31, 2001 and agreed to an increase in monthly principal payments to $25,000 per month. Under this amendment, the outstanding principal amount is due on December 31, 2002 and certain financial covenants were amended. On March 22, 2002, this Company was notified that its bank loan agreement had been assigned to Republic Credit Corporation. On April 4, 2002, the Company signed a “Consent and Waiver Agreement” with the lender giving it authorization to complete the sale of the Company’s video division, Fast Forward Marketing. Under this agreement, the Company on April 8, 2002 paid the Lender $175,000 as a reduction to its outstanding indebtedness. This agreement also requires that as the Company is paid additional cash from the collection of FFM’s receivables, it will pay the Lender 45% of each dollar received up to a maximum of $112,500. As of March 31, 2002, the Company had an outstanding indebtedness of $1,555,000 and was in compliance with all financial covenants.

As of March 31, 2002, the Company has a subordinated credit facility with Zindart Limited. The credit facility is subordinated to the asset-based line of credit discussed in Note 7 and is secured by the Company’s assets. On December 31, 2001 signed an amendment to the Zindart Loan and Security Agreement, which was contingent upon the closing of an equity investment by January 31, 2002, under which Zindart will allow $400,000 of the outstanding balance to be converted to common stock of the Company. This contingency was met and the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart will cancel $400,000 of the outstanding principal loan in the quarter ending September 30, 2002, contingent upon the Company’s satisfactory payment performance. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002, the remaining balance of $1,250,000 (after taking in consideration the conversion and cancellation) will bear interest at 5% above LIBOR and will be repaid in 24 equal installments, with final payment due on July 31, 2004. At March 31, 2002, the Company had an outstanding indebtedness of $1,650,000 and was in compliance with all financial covenants.

On December 31, 2001, the Company signed a financing agreement with Intervisual Partners LLC to issue up to 1,825,397 shares of Series A convertible preferred stock for an aggregate purchase price of $2,100,000 of cash. This financing agreement had several contingencies and was subject to two closings. The cash was received in two closings, the first closing was on January 8, 2002 of which the Company received $500,000 and the second closing was on January 31, 2002 and the Company received $1,600,000. Following the first and second closings, 396,825 and 1,269,841 shares, respectively, of preferred stock were issued. The preferred stock is convertible at an initial price of $.63 subject to adjustments based on the agreement. In connection with this agreement, the Intervisual Partners LLC was entitled to appoint a majority of the Company’s Board of Directors. The Company recorded a beneficial conversion on the convertible preferred stock of $440,000. This amount was recorded as a deemed dividend at March 31, 2002. The preferred stock agreement has a clause which requires the Company to issue up to 158,730 additional shares depending on the final adjusted audited loss for the year. The Company is currently evaluating the number of shares required to be issued. Intervisual Partners LLC also has the option to purchase up to an additional 2,049,804 shares of Series A preferred stock at a purchase price ranging from $1.26 to $1.32. The Company valued this option for $273,000 and recorded it as a deemed dividend. Finally, Intervisual Partners LLC received a warrant to purchase additional shares of the Company’s common stock. The warrant shall be determined in five separate tranches; one tranche at each of the next five anniversary dates of the First Closing. (See Note 4)

As of May 1, 2002, the Company did not have commitments for any material capital expenditures for 2002 or beyond.

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

10.1 Consent and Waiver Agreement with LINC Acquisition One, LLC

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERVISUAL BOOKS, INC.

BY:	/s/ Laurence Nusbaum Laurence Nusbaum, President Chief Executive Officer

BY:	/s/ Gail A. Thornhill Gail A. Thornhill Chief Accounting Officer

Date: May 20, 2002