Form 10-Q
period 2002-09-30
INTERVISUAL BOOKS INC /CA
filed 2002-11-19
CIK 879813

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes [X]    No [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date. As of October 31, 2002, there were 7,378,922 shares of common stock outstanding.

INTERVISUAL BOOKS, INC.

 i

INTERVISUAL BOOKS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	(unaudited)
	9/30/02	12/31/01

ASSETS
Current Assets:
Cash and cash equivalents	$505	$1,266
Accounts receivable, less allowances of $776 and $1,000	4,368	2,032
Inventories	1,799	1,341
Prepaid expenses	198	271
Commission & royalty advances	129	74
Deferred income taxes	—	250
Other current assets	—	3

Total current assets	6,999	5,237
Production costs, net of accumulated amortization of $21,232 and $20,329	2,643	2,944
Property and equipment, net of accumulated depreciation of $1,151 and $1,131	79	57

TOTAL ASSETS	$9,721	$8,238

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,410	$6,144
Term loan with bank	1,158	1,630
Line of credit with private party	1,025	660
Accrued royalties	308	258
Accrued expenses	234	279
Customer deposits	189	166
Net liabilities on discontinued operations	—	427

Total current liabilities	7,324	9,564
Line of credit with private party, less current portion	521	1,390
Other liabilities-long term	—	25

TOTAL LIABILITIES	7,845	10,979

Convertible preferred stock, shares authorized 3,000,000, Series A 1,825,397 authorized and 1,666,666 issued and outstanding at September 30, 2002; none at December 31, 2001	1,932	—
Option to purchase convertible preferred stock	273	—
Stockholders’ Equity (Deficit):
Common stock, no par value; shares authorized 12,000,000, shares issued and outstanding 7,378,922 at September 30, 2002 and 6,031,490 at December 31, 2001	6,329	5,471
Additional paid in capital	1,246	806
Accumulated deficit	(7,904)	(9,018)

TOTAL STOCKHOLDERS’ DEFICIT	(329)	(2,741)

	$9,721	$8,238

See notes to consolidated financial statements.

INTERVISUAL BOOKS, INC.
STATEMENTS OF OPERATIONS

(In thousands except per share data)	Three Months ended		Nine Months ended
(Unaudited)	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$4,845	$4,952	$10,486	$11,259
Rights income	5	12	6	62

Total revenues	4,850	4,964	10,492	11,321
Cost of sales	3,148	3,763	6,591	8,296

Gross profit	1,702	1,201	3,901	3,025
Selling, general and administrative expense	1,242	1,011	3,553	2,965

Income from operations	460	190	348	60
Interest expense	(53)	(107)	(172)	(426)

Net income (loss) before extraordinary income and discontinued operations	407	83	176	(366)
Extraordinary income	0	0	1,403	0
Discontinued operations (Note 9):
Loss from discontinued operations	0	(163)	0	(210)
Gain on disposal of video division	0	0	498	0

Total gain (loss) on discontinued operations	0	(163)	498	(210)
Net income (loss) before income taxes	407	(80)	2,077	(576)
Provision for income taxes	(250)	0	(250)	0

Net income (loss) after income taxes	157	(80)	1,827	(576)
Less: Beneficial conversion and option value on convertible preferred stock	0	0	(713)	0

Net income (loss) available to common shareholders	$157	$(80)	1,114	(576)

Income (loss) per common share — basic:
Income (loss) applicable to common shareholders before extraordinary income and discontinued operations	$0.02	$0.01	$(0.11)	$(0.06)
Extraordinary income	$0.00	$0.00	$0.19	$0.00
Gain (loss) on discontinued operations	$0.00	$(0.02)	$0.07	$(0.04)

Net income (loss) available to common shareholders	$0.02	$(0.01)	$0.15	$(0.10)

Income (loss) per common share — diluted:
Income (loss) applicable to common shareholders before extraordinary income and discontinued operations	$0.02	$0.01	$(0.11)	$(0.06)
Extraordinary income	$0.00	$0.00	$0.19	$0.00
Gain (loss) on discontinued operations	$0.00	$(0.02)	$0.07	$(0.04)

Net income (loss) available to common shareholders	$0.02	$(0.01)	$0.15	$(0.10)

Weighted average number of common shares and equivalents outstanding:
Basic	7,379	6,031	7,199	5,982

Diluted	7,460	6,031	7,199	5,982

See notes to consolidated financial statements.

INTERVISUAL BOOKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
(Unaudited)

	Nine Months Ended September 30

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,827	$(576)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	923	1,219
Provision for losses on accounts receivable	97	(14)
Provision for abandoned titles	30	30
Deferred income taxes expenses	250
Discontinued operations	(841)	(202)
Extraordinary income — printer discounts	(1,403)	—
Increase (decrease) from changes in:
Accounts receivable	(2,432)	(289)
Inventories	(458)	(380)
Prepaid expenses	72	(148)
Royalty advances	(55)	—
Other current assets	3	174
Accounts payable	127	1,507
Accrued royalties	51	27
Accrued expenses	(45)	(18)
Customer deposits	23	(6)
Other liabilities	(25)	(41)

Net cash provided by (used in) operating activities	(1,856)	1,283

Cash flows from investing activities:
Additions to property and equipment	(42)	(24)
Additions to production costs	(633)	(837)

Net cash used in investing activities	(675)	(861)

Cash flows from financing activities:
Proceeds from investor	1,932	—
Repayment to bank line of credit	(472)	(250)
Repayment to Zindart line of credit	(104)	(300)
Proceeds from sale of video division	414	—

Net cash provided by (used in) financing activities	1,770	(550)

Net decrease in cash and cash equivalents	(761)	(128)
Cash and cash equivalents, beginning of period	1,266	396

Cash and cash equivalents, end of period	$505	$268

Supplemental disclosures of cash flow information:
Cash paid during the period for interest expense	$224	$392
Non-cash financing:
Beneficial conversion and option value of convertible preferred stock	$713	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

Note 1 — Statement of Information Furnished

In the opinion of management the accompanying unaudited financial statements contain all adjustments (consisting only of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. These results have been determined on the basis of accounting principles and practices generally accepted in the United States of America and were applied consistently with those used in the preparation of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The results of operations for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for any other period or for the entire year.

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

At December 31, 2001, Fast Forward Marketing (FFM) was classified as a discontinued operation and all prior periods have been restated. The sale of FFM was completed on April 8, 2002. (See Note 9.)

Note 2 — Liquidity

In January 2002, the Company completed a convertible preferred stock financing (See Note 4) which raised cash totalling $2,100,000, net of costs to raise the capital of $168,000 for net proceeds of $1,932,000. Under this agreement, the company issued 1,666,666 shares of its Series A convertible preferred stock. During the first six months of 2002, the Company negotiated a reduction in its subordinated debt totalling $400,000 (See Note 8) and received discounts on accounts payable of $1,403,000 (See Note 6). As of September 30, 2002 the Company’s indebtedness with its bank was $1,158,000. The Company was also in compliance with the financial covenants on this term loan.

On December 31, 2001 the Company signed an amendment to the Zindart Loan and Security Agreement, which was contingent upon the closing of an equity investment by January 31, 2002, under which Zindart would allow $400,000 (See Note 8) of the outstanding balance to be converted to common stock of the Company. This contingency was met and the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart will cancel $400,000 of the outstanding principal loan in the quarter ending September 30, 2002, based upon the Company’s satisfactory payment performance. The Company expects this $400,000 in principal to be cancelled in the quarter ending December 31, 2002 upon the issuance of the common stock. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002, the remaining balance of $1,250,000 (after taking into consideration the conversion and cancellation) will bear interest at 5% above LIBOR and will be repaid in 24 equal installments, with final payment due on July 31, 2004. (See Note 11.)

As of September 30, 2002, the Company has a cash balance of $505,000 and reported net income before beneficial conversion and option value on convertible preferred stock of $1,827,000 for the nine months ended September 30, 2002. At September 30, 2002, working capital deficit was ($325,000) compared to ($4,327,000) at December 31, 2001.

Subsequent to the quarter ended September 30, 2002, the Company signed a credit and security agreement with Wells Fargo Business Credit, Inc. whereby the Company will be provided with a $2,500,000 revolving line of credit secured by the assets of the Company. (See Note 11.)

Note 3 — Income (Loss) Per Common Share

The Company computes income (loss) per common share under SFAS No. 128, “Earnings Per Share,” which requires presentation of basic and diluted earnings (loss) per share. Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts, such as stock options, to issue common stock were exercised or converted into common stock. Included in the shares outstanding and the weighted average number of common shares at September 30, 2002, were 1,269,842 shares to be issued to Zindart Limited, as a result of debt and payables being converted into common stock per the financial statements. Pursuant to the Amendment to Zindart Loan and Security Agreement dated December 31, 2001, the Company will issue these shares once its Articles of Incorporation are amended to increase its authorized capital stock. The weighted average share portion of 1,125,647 shares was included in the weighted average shares for the nine month period to calculate the income (loss) per share. The following calculates the income (loss) per share available to common shareholders:

For the nine months ended:	September 30, 2002		September 30, 2001

	Amount	Per Share	Amount	Per Share

Net income (loss) before extraordinary item and discontinued operations	$176	0.02	$(366)	(0.06)
Beneficial conversion and option value on convertible preferred stock	(713)	(0.10)	0	0.00

	(537)	(0.08)	(366)	(0.06)
Extraordinary income	1,403	0.19	0	0.00
Gain (loss) on discontinued operations	498	0.07	(210)	(0.04)
Provision for income taxes	(250)	(0.03)	0	0.00

Net income (loss) available to common shareholders	$1,114	0.15	$(576)	(0.10)

Weighted average number of common shares	7,199		5,982

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

Note 5 — Equity

On December 31, 2001, the Company signed the Amendment to Zindart Loan and Security Agreement with Zindart Limited (See Note 8) which, upon closing of the preferred stock financing transaction, provided for $400,000 of the principal balance of the loan and $400,000 of the payables of HuaYang Printing, a wholly-owned subsidiary of Zindart, to be converted to 1,269,842 of the Company’s common stock shares, based on $.63 per share. As discussed in Note 3, these shares are to be issued once its Articles of Incorporation are amended to increase its authorized capital stock. These shares have been included in the outstanding shares.

Note 6 — Extraordinary Income

During the nine months of 2002, the Company finalized negotiations with its major printers and recorded $1,403,000 in income relating to discounts on the printers accounts payable balances. This amount is classified as an extraordinary item and excluded from loss from continuing operations.

Note 7 — Term Loan With a Bank

As of December 31, 2001, the Company signed an amendment to its bank loan agreement. Under this amendment, the Company paid a principal payment of $500,000 on December 31, 2001 and agreed to an increase in monthly principal payments to $25,000 per month. Under this amendment, the outstanding principal amount is due on December 31, 2002 and certain financial covenants were amended. On March 22, 2002, this Company was notified that its bank loan agreement had been assigned to Linc Acquisition One, LLC. On April 4, 2002, the Company signed a “Consent and Waiver Agreement” with the lender giving it authorization to complete the sale of the Company’s video division, Fast Forward Marketing. Under this agreement, the Company on April 8, 2002 paid the Lender $175,000 as a reduction to its outstanding indebtedness. This agreement also requires that as the Company is paid additional cash from the collection of FFM’s receivables; it will pay the Lender 45% of each dollar received up to a maximum of $112,500 (See Note 9). As of September 30, 2002, the Company has paid the Lender $71,706 from the collection of FFM’s receivables. As of September 30, 2002, the Company had an outstanding indebtedness of $1,158,000 and was in compliance with all financial covenants. (See Note 11.)

Note 8 — Credit Facility with a Zindart Limited (“Zindart”)

The Company has a subordinated credit facility with Zindart Limited. The credit facility is subordinated to the term loan discussed in Note 7 and is secured by the Company’s assets. On December 31, 2001 the Company signed an amendment to the Zindart Loan and Security Agreement, which was contingent upon the closing of an equity investment by January 31, 2002, under which Zindart will allow $400,000 of the outstanding balance to be converted to common stock of the Company. This contingency was met and the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart agreed to cancel $400,000 of the outstanding principal. The Company expects this $400,000 in principal to be cancelled in the quarter ending December 31, 2002 upon the issuance of the common stock. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002. The remaining balance of $1,250,000 (after taking into consideration the conversion and cancellation) will bear interest at 5% above LIBOR and will be repaid in 24 equal installments, with final payment due on July 31, 2004. At September 30, 2002, the Company had an outstanding indebtedness of $1,546,000 and was in compliance with all financial covenants.

Note 9 — Discontinued Operations

The Company had been experiencing deteriorating sales and profits from its video division since its acquisition. As a result of the deteriorating sales and a change in business goals, the Company evaluated the future viability of its video division. On February 12, 2002, the board of directors approved a formal plan to discontinue the operations of FFM by either sale or abandonment within 90 days. On April 8, 2002, the Company closed the sale of FFM in accordance with the terms of an asset purchase agreement, dated March 29, 2002, with the FFM Acquisition Corp (FFMAC), a wholly owned subsidiary of Kanakaris Wireless. At the closing, FFMAC acquired all the assets, excluding cash on hand, and assumed the liabilities of FFM. At the closing, the Company received $255,000 with the balance of $261,000 to be paid contingent on the collection of FFM’s accounts receivables outstanding at the time of closing. As these receivables are collected, the Company will receive 42.5% of each dollar up to a maximum of $261,000. As of September 30, 2002, the Company has received $159,000 towards the outstanding FFM accounts receivables. The Company has recorded the discontinued operation as of December 31, 2001 and restated all prior periods in accordance with EITF 95-18. The Company included in Note 19 of Notes to Consolidated Financial Statements in its Form 10K filing for the year ended December 31, 2001 quarterly results restated as to reflect discontinued operations. Certain reclassifications have been made to 2001 figures to conform to the amounts presented for 2002.

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

In September 2002, The FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2001. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. Adoption of this standard will not have any immediate effect on the Company’s consolidated financial statements.

Note 11 — Subsequent Events

Re-Incorporation in Delaware

At the Company’s annual meeting of shareholders held on October 28, 2002, shareholders approved a proposal to change the Company’s state of incorporation from the State of California to the State of Delaware. The company expects this change in incorporation to be concluded by December 31, 2002.

Increase in Authorized Shares

At the Company’s annual shareholders meeting, shareholders adopted a resolution which amended the Company’s Certificate of Incorporation to increase the number of authorized share of common stock of the Company from 12,000,000 shares, no par value to 30,000,000 shares, no par value and to increase the number of authorized shares of preferred stock from 3,000,000 shares, no par value to 8,500,0000 shares, no par value.

2002 Stock Option Plan

At the Company’s annual meeting of shareholders, held on October 28, 2002, the Company’s shareholders approved the Company’s adoption of the 2002 Stock Option Plan. Under the plan, up to 800,000 shares of the Company’s Common Stock may be issued to attract and retain qualified persons, such as directors, employees, officers, agents, consultants and independent contractors and to provide additional incentive for such persons to exert maximum effort for the success of the Company. Options issued under the plan may be either Incentive Stock Options or Non-Qualified Stock Options. The exercise price per share of any Incentive Stock Option shall not be less than the fair market value of the shares on the date of grant; provided, however that the exercise price of any option granted to an eligible stockholder owning more than 10% of the outstanding common stock may not be less than 110% of the fair market value of the shares underlying such option on the date of the grant. The maximum period in which an Incentive Stock Option is exercisable is ten years from the date of grant, however for stockholders holding more than 10% of the outstanding stock; the exercise period is limited to five years from date of grant. The exercise price of any Non-Qualified Stock Option shall be determined by the plan administrator on the date of the grant.

New Bank Financing

On November 11, 2002 the company signed a credit and security agreement with Wells Fargo Business Credit, Inc. whereby the company will be provided with a $2,500,000 revolving line of credit secured by the assets of the company. Borrowings under the line are restricted in amount based upon the levels of eligible accounts receivable. The note matures on November 11, 2005 and bears interest at the rate of prime plus 2%, subject to downward adjustment annually based upon the achievement, by the company, of certain levels of profitability. The agreement includes several covenants including minimum interest payments and prepayment charges. Proceeds of the loan were used to pay off the outstanding indebtedness, in the amount of $1,058,294 plus accrued interest, under the terms of the term loan payable to Republic Credit Corporation, Linc Acquisition Group and for general working capital use. The early pay off to Republic included a $50,000 discount and a charitable donation of the Company’s books valued at $25,000 over a 24 month period from the date of the payment.

Note 12 — Contingencies

In the ordinary course of business the Company is subject to threats of litigation which arise from time to time from various sources. Although the Company has not been named a party in any action, the Company is aware of several claims from third parties relating to the sale of Fast Forward Marketing, which the Company is currently reviewing. The Company may incur certain legal fees in order to defend against these claims, however these amounts are not currently measurable. Management currently believes that these matters will not have a material adverse effect on the Company’s financial statements.

In October, 2002, the company uncovered an irregularity involving the misappropriation of customer remittances by an employee. Our current investigation indicates that the amount of the misappropriation is not material to the financial statements. The examination of the books and records are undergoing further review. The Company cannot currently estimate the amount of potential future adjustments, if any, until the investigation is completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Report on Form 10-Q contains forward-looking statements and includes assumptions concerning the Company’s operations, future results and prospects. These forward-looking statements are based on current expectations and are subject to a number of risks, uncertainties and other factors. In connection with the Private Securities Litigation Reform Act of 1995, the Company provides the following cautionary statements identifying important factors which, among other things, could cause the actual results and events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions contained in this Section and in this entire Report. Such factors include, but are not limited to: product demand and market acceptance risks; the effect of economic conditions; the impact of competitive products and pricing; changes in foreign exchange rates; product development and commercialization difficulties; capacity and supply constraints or difficulties; the Company’s working capital deficit; general business and economic conditions; and changes in government laws and regulations, including taxes.

GENERAL

Intervisual Books, Inc. (the “Company”) creates, produces and distributes interactive and three-dimensional children’s education novelty books. These products include picture books, playsets, board books, pop-up, lift-a-flap, story and series books. The Company’s books incorporate dimensional and moveable features which require hand-assembly in the manufacturing process. Some titles require the incorporation of such materials as plush, plastic novelty elements and electronic audio chips into the finished books.

In our packaging segment, the majority of the Company’s concepts and ideas for books and formats are generated internally by the in house creative and editorial departments. We also leverage our experience and external talent pool to augment our core creative group, which comprises designers, paper engineers and illustrators. After the Company conceives a new book format, the creative team builds a “selling sample” which is offered for sale by the Company to partner US and international publishers. If an agreement is reached, the Company and the publisher sign a co-publishing contract which stipulates that the publisher will purchase the title with exclusive rights to sell books in the English and foreign languages to the book trade for generally a two to four year period. Foreign publishers will also have similar rights to sell books to the book trade in their language within their country. Under the terms of the contract, the Company manufactures these titles for both domestic and international publishers in over 25 countries and 18 different languages.

The Company is continuing to build its educational novelty imprint, Piggy Toes Press. The Company creates and distributes interactive children’s novelty books through domestic and international sales channels using a combination of in-house sales management and an independent book and gift representative network. The Company has been successful in increasing market penetration into the traditional chain bookseller and building long term distribution or “planogram space,” in the mass merchant and specialty/gift markets. This is based on the success of the Piggy Toes moderately priced line, which includes such titles as “Ten Little Ladybugs,” “What Makes a Rainbow,” and the “Icky Sticky” series. The goal is to continue creating an innovative frontlist and backlist with a combination of core novelty books and established licensed properties. The Company’s self-publishing program is in its fifth year and the results to date are favorable. The warehousing and order fulfillment for the publishing business is being handled by two independent companies located in University Park, Illinois, and Chino, California.

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

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Sales Returns and Allowance for Doubtful Accounts

The preparation of financial statements requires our management to make estimates and assumptions that affect the reported amount of assets at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, our management must make estimates of potential future product returns related to current period product revenue. Management analyzes historical returns, current economic trends, and changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns. Significant management judgments and estimates must be made and used in connection with establishing the sales returns in any accounting period. Material differences may result in the amount and timing of our revenue for any period if management made different judgments or utilized different estimates. The provision for sales returns amounted to approximately $658,000 at September 30, 2002. Similarly, our management must make estimates of the uncollectability of our accounts receivables. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. The Company’s allowance for doubtful accounts balance at September 30, 2002 was approximately $118,000. The accounts receivable balance at September 30, 2002 was approximately $4,368,000, net of sales returns of $658,000 and allowance for doubtful accounts.

Capitalized Production Costs

The Company capitalizes production costs by title. Production costs include costs for design, art, editorial services, paper engineering, dies and color separation associated with books. The Company amortizes these costs using the sum-of-the-years-digits method over a five year projected sales life. Annually, the Company evaluates these accumulated costs for recoverability against estimated future sales of the related product. For the first nine months of 2002 and 2001, the Company capitalized $633,000 and $837,000, and the balance is $2,643,000 and $2,944,000, net of accumulated amortization. To the extent that the actual sales life of a title differs from projected sales life, amortization expense may be understated or overstated.

Inventories

The Company’s inventory is valued at the lower of cost or market. The Company continually reviews the book value of discontinued books to determine if these items are properly valued. The Company identifies these items and assesses the ability to dispose of them at a price greater than cost. If it is determined that cost is less than market value, then cost is used for inventory valuation. If market value is less than cost, then the Company writes down the related inventory to that value. The Company also continually evaluates the composition of its inventory and identifies slow-moving inventories. Inventory items identified as slow-moving are evaluated to determine if reserves are required. Generally, the Company does not experience issues with obsolete inventory due to the nature of its products. If the Company is not able to achieve its expectations of the net realizable value of the inventory at its current value, the Company would have to adjust its reserves accordingly. The reserves on inventory at September 30, 2002 are approximately $422,000.

RESULTS OF OPERATIONS

Net sales for the three and nine month periods ended September 30, 2002 were $4,845,000 and $10,486,000 as compared to $4,952,000 and $11,259,000 for the prior year. This decrease of $107,000 for the third quarter of 2002 resulted from a decrease of $388,000 in packaging sales partially offset by an increase of $281,000 in self-publishing sales. The decrease of $773,000 for the nine month period can be attributed to a $1,560,000 decrease in packaging sales partially offset by a $787,000 increase in self-publishing sales. The lower packaging sales for the three and nine months resulted mainly from approximately $1.5 million in Harry Potter sales in the second and third quarters of 2001 not duplicated in 2002. Self-publishing sales were higher mainly due to increases in new titles into the traditional chain booksellers and increased shelf space for our core titles with certain mass market retailers.

Gross profit margin for the three and nine month periods ended September 30, 2002 was 35.1% and 37.2% as compared to 24.2% and 26.7% for the same periods of the prior year. This rise in gross profit margin for both periods resulted from a 8% increase in profit margin on packaging sales and an 7% increase in profit margin on self-publishing sales. Increased margins resulted primarily from improved pricing from printers and increased selling prices. Cost of sales relating to the book sales consists primarily of manufacturing, book development amortization and royalties.

Selling, general and administrative expenses for the three and nine month periods ended September 30, 2002 were $1,242,000 and $3,553,000 as compared to $1,011,000 and $2,965,000 for the comparable periods of the prior year, increases of $231,000 for the quarter and $588,000 for the nine months. Personnel expenses were $561,000 and $1,707,000 for the three and nine month periods ended September 30, 2002 as compared to $406,000 and $1,314,000 for the comparable periods of 2001. The increases of $155,000 and $393,000 for the third quarter and nine months of 2002 resulted mainly due to higher salaries, contract services and to inclusion of non-recurring bonuses related to the completion of the preferred stock financing, as well as accruals for year end bonuses. Selling expenses were $320,000 and $851,000 for the three and nine month periods ended September 30, 2002 as compared to $265,000 and $786,000 for the prior year. These increases of $55,000 for the quarter and $65,000 for the nine month period as compared to the prior year resulted primarily from increases in marketing and commission expenses offset partially by decreases in delivery, sample and show expenses. Administrative expenses were $361,000 and $995,000 for the three and nine month periods ended September 30, 2002 as compared to $340,000 and $865,000 for the same periods of 2001. Administrative expenses were up $21,000 for the quarter and $130,000 for the nine month period. The increase for the nine month period was primarily a result of increased insurance expense, moving related expenses, accounting fees, and bad debt expenses partially offset by a decrease in rent.

Interest expense for the three and nine month periods ended September 30, 2002 was $53,000 and $172,000 as compared to $107,000 and $426,000 for the prior year. The decreases of $54,000 for the quarter and $254,000 for the nine months was primarily attributable to lower average outstanding balances this year as compared to last year due to principal payments made to the Company’s lenders.

The Company has realized its deferred income tax benefit during the quarter ended September 30, 2002. At December 31, 2001, the Company had federal net operating loss carryforward available to offset future taxable income of approximately $5,926,000 that expire on various dates beginning in 2018 through 2021. As of September 30, 2002 the remaining deferred tax asset is fully reserved.

Net income (loss) before extraordinary items and discontinued operations for the three and nine month periods ended September 30, 2002 were $407,000 and $176,000 as compared to net income of $83,000 and net loss of ($366,000) for the same periods of the previous year. The net income for the quarter as compared to the prior year resulted primarily from higher profit margins on both packaging and self-publishing sales. The reduction in the net loss for the nine month period was also primarily a result of higher profit margins. Lower interest expense also affected both periods.

The Company recorded net income available to common shareholders of $157,000 and $1,114,000 for the three and nine month periods of 2002 versus net losses of $80,000 and $576,000 for the same periods of 2001. The net income for 2002 included extraordinary income of $1,403,000 relating to accounts payable discounts from its printers and a deemed dividend of $713,000 which was partially offset by provision for income taxes of $250,000. The Company recorded a deemed dividend of $713,000, which related to the beneficial conversion of the convertible preferred stock and the option value. (See Note 4)

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents decreased by $761,000 to $505,000 at September 30, 2002 from $1,266,000 at December 31, 2001. At September 30, 2002, working capital deficit was ($325,000) compared to ($4,327,000) at December 31, 2001. The decrease in cash was primarily from operating and investing activities offset by cash received as a result of the close of the preferred stock financing transaction and the sale of the Company’s video division.

Net cash used in operations was $1,856,000 for the nine months ended September 30, 2002 as compared to $1,283,000 provided by operations for the corresponding period of the previous year. The $3,139,000 change in cash from operations compared to the corresponding period was primarily attributable to increases in accounts receivable and inventory offset by a decrease in accounts payable. Net cash used in investing activities amounted to $675,000 as compared to $861,000 during the same period in 2001. This decrease in cash used is primarily from a decrease in production costs for the nine months of 2002 versus the same period of 2001. Net cash provided by financing activities for the nine months of 2002 was $1,770,000 versus $550,000 used in 2001. The majority of the cash provided was related to the net proceeds from the preferred stock financing arrangement completed in January 2002. Additional cash was received upon the sale of the Company’s video division in April 2002. These cash proceeds were partially offset by payments on the Company’s bank line of credit.

As of December 31, 2001, the Company signed an amendment to its bank loan agreement. Under this amendment, the Company paid a principal payment of $500,000 on December 31, 2001 and agreed to an increase in monthly principal payments to $25,000 per month. Under this amendment, the outstanding principal amount is due on December 31, 2002 and certain financial covenants were amended. On March 22, 2002, this Company was notified that its bank loan agreement had been assigned to Linc Acquisition One, LLC. On April 4, 2002, the Company signed a “Consent and Waiver Agreement” with the lender giving it authorization to complete the sale of the Company’s video division, Fast Forward Marketing. Under this agreement, the Company on April 8, 2002 paid the Lender $175,000 as a reduction to its outstanding indebtedness. This agreement also requires that as the Company is paid additional cash from the collection of FFM’s receivables; it will pay the Lender 45% of each dollar received up to a maximum of $112,500. As of September 30, 2002, the Company has paid the Lender $71,706 from the collection of FFM’s receivables. As of September 30, 2002, the Company had an outstanding indebtedness of $1,158,000 and was in compliance with all financial covenants.

On November 11, 2002 the company signed a credit and security agreement with Wells Fargo Business Credit, Inc. whereby the company will be provided with a $2,500,000 revolving line of credit secured by the assets of the company. Borrowings under the line are restricted in amount based upon the levels of eligible accounts receivable. The note matures on November 11, 2005 and bears interest at the rate of prime plus 2%, subject to downward adjustment annually based upon the achievement, by the company, of certain levels of profitability. The agreement includes several covenants including minimum interest payments and prepayment charges. Proceeds of the loan were used to pay off the outstanding indebtedness, in the amount of $1,058,294 plus accrued interest, under the terms of the term loan payable to Republic Credit Corporation, Linc Acquisition Group and for general working capital use. The early pay off to Republic included a $50,000 discount and a charitable donation of the Company’s books valued at $25,000 over a 24 month period from the date of the payment.

The Company has a subordinated credit facility with Zindart Limited. The credit facility is subordinated to the term loan discussed in Note 7 and is secured by the Company’s assets. On December 31, 2001 signed an amendment to the Zindart Loan and Security Agreement, which was contingent upon the closing of an equity investment by January 31, 2002, under which Zindart will allow $400,000 of the outstanding balance to be converted to common stock of the Company. This contingency was met and the Company recorded the conversion in January 2002. Additionally, under this amended agreement, Zindart agreed to cancel $400,000 of the outstanding principal. The Company expects this $400,000 in principal to be cancelled in the quarter ending December 31, 2002 upon the issuance of the common stock. Under this agreement there has been a change in the repayment terms, commencing August 31, 2002. The remaining balance of $1,250,000 (after taking in consideration the conversion and cancellation) will bear interest at 5% above LIBOR and will be repaid in 24 equal installments, with final payment due on July 31, 2004. At September 30, 2002, the Company had an outstanding indebtedness of $1,546,000 and was in compliance with all financial covenants.

On December 31, 2001, the Company signed a financing agreement with Intervisual Partners LLC to issue up to 1,825,397 shares of Series A convertible preferred stock for an aggregate purchase price of $2,100,000 of cash. This financing agreement had several contingencies and was subject to two closings. The cash was received in two closings, the first closing was on January 8, 2002 upon which the Company received $500,000 and the second closing was on January 31, 2002 upon which the Company received $1,600,000. Following the first and second closings, 396,825 and 1,269,841 shares, respectively, of preferred stock were issued. The preferred stock is convertible at an initial price of $.63 subject to adjustments based on the agreement. In connection with this agreement, Intervisual Partners LLC was entitled to appoint a majority of the Company’s Board of Directors. The Company recorded a beneficial conversion on the convertible preferred stock of $440,000. This amount was recorded as a deemed dividend at March 31, 2002. The preferred stock agreement has a clause which requires the Company to issue up to 158,730 additional shares depending on the final adjusted audited loss for the year ended December 31, 2001. Intervisual Partners LLC also has the option to purchase up to an additional 2,049,804 shares of Series A preferred stock at a purchase price ranging from $1.26 to $1.32. The Company valued this option at $273,000 and recorded it as a deemed dividend. Finally, Intervisual Partners LLC received a warrant to purchase additional shares of the Company’s common stock. The warrant shall be determined in five separate tranches; one tranche at each of the next five anniversary dates of the First Closing. (See Note 4)

As of November 1, 2002, the Company did not have commitments for any material capital expenditures for 2002 or beyond.

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

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-14(c) and 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Laurence Nusbaum
Chief Executive Officer

BY:	/s/ Gail A. Thornhill

Gail A. Thornhill
Chief Accounting Officer

Date:      November 19, 2002

CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Laurence Nusbaum, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intervisual Books, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the “Company”), is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Laurence Nusbaum

Laurence Nusbaum
Chief Executive Officer

CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gail A. Thornhill, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Intervisual Books, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Gail A. Thornhill

Gail A. Thornhill
Chief Accounting Officer